Form 10-K
period 2016-12-31
VIVUS INC
filed 2017-03-08
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001‑33389

VIVUS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94‑3136179 (IRS employer identification number)
900 E. Hamilton Avenue, Suite 550 Campbell, California (Address of principal executive office)	95008 (Zip Code)

Registrant’s telephone number, including area code: (650) 934‑5200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value (Title of class)	The NASDAQ Global Select Market
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the common equity held by non‑affiliates of the Registrant as of June 30, 2016, totaled approximately $116,562,897 based on the closing stock price as reported by the NASDAQ Global Select Market.

As of February 28, 2017, there were 105,583,530 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10‑K

Portions of the Registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2016, are incorporated by reference into Part III of this report.

Part III - ITEMS 10, 11, 12, 13, 14

VIVUS, INC.

FISCAL 2016 FORM 10‑K

FORWARD‑LOOKING STATEMENTS

This Form 10-K contains “forward looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “may,” “believe,” “expect,” “forecast,” “intend,” “anticipate,” “predict,” “should,” “planned,” “likely,” “opportunity,” “estimated,” and “potential,” the negative use of these words or other similar words. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to:

•	the timing of initiation and completion of the post-approval clinical studies required as part of the approval of Qsymia® by the U.S. Food and Drug Administration, or FDA;
•	the response from FDA to the data that we will submit relating to post-approval clinical studies required for Qsymia;
•	the impact of the indicated uses and contraindications contained in the Qsymia label and the Risk Evaluation and Mitigation Strategy requirements;
•	our ability to continue to certify and add to the Qsymia retail pharmacy network and sell Qsymia through this network;
•	whether the Qsymia retail pharmacy network will simplify and reduce the prescribing burden for physicians, improve access and reduce waiting times for patients seeking to initiate therapy with Qsymia;
•	that we may be required to provide further analysis of previously submitted clinical trial data;
•

our ability to work with leading cardiovascular outcome trial experts in planning substantial revisions to the original design and execution of the clinical post-approval cardiovascular outcomes trial, or CVOT, with the goal of reducing trial costs and obtaining FDA agreement that a revised study would fulfill the requirement of demonstrating the long-term cardiovascular safety of Qsymia;

•

our ongoing dialog with the European Medicines Agency, or EMA, relating to our CVOT for Qsymia, and the resubmission of an application for the grant of a marketing authorization to the EMA, the timing of such resubmission, if any, the results of the CVOT, assessment by the EMA of the application for marketing authorization, and their agreement with the data from the CVOT;

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

•	our ability to minimize expenses that are not essential to expanding the use of STENDRA and Qsymia or that are not related to product development;
•	our ability to ensure that the entire supply chain for Qsymia efficiently and consistently delivers Qsymia to our customers and to manage the supply chain for STENDRA/SPEDRA for our collaborators;
•	risks and uncertainties related to the timing, strategy, tactics and success of the launches and commercialization of STENDRA® (avanafil) or SPEDRA™ (avanafil) by our sublicensees;

•

our ability to successfully complete on acceptable terms, and on a timely basis, avanafil partnering discussions for territories under our license with Mitsubishi Tanabe Pharma Corporation in which we do not have a commercial collaboration;

•	Sanofi Chimie’s ability to undertake manufacturing of the avanafil active pharmaceutical ingredient and Sanofi Winthrop Industrie’s ability to undertake manufacturing of the tablets for avanafil;
•	the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand;
•	our ability to accurately forecast Qsymia demand;
•	our ability to commercialize Qsymia efficiently;
•	the number of Qsymia prescriptions dispensed through the mail order system and through certified retail pharmacies;
•	the impact of promotional programs for Qsymia on our net product revenue and net income (loss) in future periods;
•	our history of losses and variable quarterly results;
•	substantial competition;
•	risks related to our ability to protect our intellectual property and litigation in which we are involved or may become involved;
•	uncertainties of government or third-party payor reimbursement;
•	our reliance on sole-source suppliers, third parties and our collaborative partners;
•	our ability to continue to identify, acquire and develop innovative investigational drug candidates and drugs;
•	risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations;
•	our ability to demonstrate through clinical testing the quality, safety, and efficacy of our investigational drug candidates;
•	the timing of initiation and completion of clinical trials and submissions to foreign authorities;
•	the results of post-marketing studies are not favorable;
•	compliance with post-marketing regulatory standards, post-marketing obligations or pharmacovigilance rules is not maintained;
•	the volatility and liquidity of the financial markets;
•	our liquidity and capital resources;
•	our expected future revenues, operations and expenditures;
•	potential change in our business strategy to enhance long-term stockholder value;
•	our ability to address or potentially reduce our outstanding debt balances:
•	the impact, if any, of changes to our Board of Directors or management team; and
•	other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, including those set forth in this filing as “Item 1A. Risk Factors.”

When we refer to “we,” “our,” “us,” the “Company” or “VIVUS” in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

PART I

Item 1.  Business

Overview

VIVUS is a biopharmaceutical company developing and commercializing innovative, next-generation therapies to address unmet medical needs in human health, with two approved therapies and one product candidate in active clinical development. Qsymia® (phentermine and topiramate extended release) is approved by FDA for chronic weight management and STENDRA® (avanafil) is approved by FDA for erectile dysfunction, or ED, and by the European Commission, or EC, under the trade name, SPEDRA, for the treatment of ED in the EU. Tacrolimus is in active clinical development for the treatment of Pulmonary Arterial Hypertension, or PAH.

Commercial Products

Qsymia

Qsymia was approved by FDA in July 2012, as an adjunct to a reduced calorie diet and increased physical activity for chronic weight management in adult patients with an initial body mass index, or BMI, of 30 or greater, or obese patients, or who have a BMI of 27 or greater, or overweight patients, in the presence of at least one weight related comorbidity, such as hypertension, type 2 diabetes mellitus or high cholesterol, or dyslipidemia. Qsymia incorporates a proprietary formulation combining low doses of active ingredients from two previously approved drugs, phentermine and topiramate. Although the exact mechanism of action is unknown, Qsymia is believed to suppress appetite and increase satiety, or the feeling of being full, the two main mechanisms that impact eating behavior.

We commercialize Qsymia in the U.S. primarily through a sales force supported by an internal commercial team, who promote Qsymia to physicians. We are focused on maintaining a commercial presence with important Qsymia prescribers, and we have capacity to cover physicians that begin prescribing branded anti-obesity products. We are constantly monitoring prescribing activity in the market, and we have seen new prescriptions being written by health care professionals, or HCPs, with respect to whom we have not previously dedicated field sales resources.  The current alignment addresses this new prescriber group, and we believe we have been successful in initiating and maintaining dialog with these HCPs.

Our marketing efforts have focused on rolling out unique programs to encourage targeted prescribers to gain more experience with Qsymia with their obese patient population. We continue to invest in digital media in order to amplify our messaging to information-seeking consumers. The digital messaging encourages those consumers most likely to take action to speak with their physicians about obesity treatment options. We believe our enhanced web-based strategies deliver clear and compelling communications to potential patients. In June 2016, we announced an upgraded simplified patient savings plan to further drive Qsymia brand preference at the point of prescription and encourage long-term use of the brand.

STENDRA/SPEDRA

STENDRA is an oral phosphodiesterase type 5, or PDE5, inhibitor that we have licensed from Mitsubishi Tanabe Pharma Corporation, or MTPC. STENDRA was approved by FDA in April 2012 for the treatment of ED in the United States. In June 2013, the EC adopted a decision granting marketing authorization for SPEDRA, the approved trade name for avanafil in the EU, for the treatment of ED in the EU. In July 2013, we entered into an agreement with the Menarini Group, through its subsidiary Berlin Chemie AG, or Menarini, under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU, Australia and New Zealand. Menarini commenced its commercialization launch of the product in the EU in early 2014. As of the date of this filing, SPEDRA is commercially available in 30 countries within the territory granted to Menarini pursuant to its license and commercialization agreement, in addition to certain territories in Asia licensed directly from MTPC.

On September 30, 2016, we entered into a license and commercialization agreement, or the Metuchen License Agreement, and a commercial supply agreement, or the Metuchen Supply Agreement, with Metuchen Pharmaceuticals LLC, or Metuchen. Under the terms of the Metuchen License Agreement, Metuchen received an exclusive license to develop, commercialize and promote STENDRA in the United States, Canada, South America and India, or the Metuchen Territory, effective October 1, 2016. These agreements with Metuchen replaced the license and supply agreements that we entered into with Auxilium Pharmaceuticals, Inc., or Auxilium, in October 2013, whereby Auxilium received an exclusive license to commercialize and promote STENDRA in the United States and Canada and we would supply Auxilium with STENDRA for commercialization. Auxilium terminated the supply agreement effective June 30, 2016 and the license agreement effective September 30, 2016.

In December 2013, we entered into a license and commercialization agreement with Sanofi, or the Sanofi License Agreement, under which Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in Africa, the Middle East, Turkey, and the CIS, including Russia, or the Sanofi Territory. Sanofi was responsible for obtaining regulatory approval in its territories. Effective as of December 11, 2013, we also entered into a supply agreement, or the Sanofi Supply Agreement, with Sanofi Winthrop Industrie, a wholly owned subsidiary of Sanofi, which terminated according to its terms on June 30, 2015.

We are currently in discussions with potential collaboration partners to develop, market and sell STENDRA for territories in which we do not currently have a commercial collaboration, including Mexico and Central America.

Development Programs

Pulmonary Arterial Hypertension - Tacrolimus

Pulmonary Arterial Hypertension, or PAH, is a chronic, life-threatening disease characterized by elevated blood pressure in the pulmonary arteries, which are the arteries between the heart and lungs, due to severe constriction of these blood vessels.  Pulmonary blood pressure is normally between 8 and 20 mmHg at rest as measured by right heart catheterization; however, in patients with PAH, the pressure in the pulmonary artery is greater than 25 mmHg at rest or 30 mmHg during physical activity.  These high pressures make it difficult for the heart to pump blood through the lungs to be oxygenated.

The prevalence of PAH varies among specific populations, but it is estimated at between 15 and 50 cases per million adults.  PAH usually develops between the ages of 20 and 60 but can occur at any age, with a mean age of diagnosis around 45 years.  Idiopathic PAH is the most common type, constituting approximately 40% of the total diagnosed PAH cases, and it occurs 2 to 4 times more frequently in females.

The current medical therapies for PAH involve endothelin receptor antagonists, or ERA, phosphodiesterase-5, or PDE5, inhibitors, prostacyclin analogues, selective IP receptor agonists, and soluble guanylate cyclase, or sGC stimulators, which aim to reduce symptoms and improve quality of life.  All currently approved products treat the symptoms of PAH, but do not address the underlying disease.  According to LifeSci Capital (Feb 2016 Analysis), the U.S. and worldwide markets for PAH pharmaceutical treatments in 2015 exceeded $2.7 billion and $4.5 billion, respectively.

On January 6, 2017, we entered into a Patent Assignment Agreement with Selten Pharma, Inc., or Selten, whereby we received exclusive, worldwide rights for the development and commercialization of BMPR2 activators for the treatment of PAH and related vascular diseases.  As part of the agreement, Selten assigned to us its license to a group of patents owned by the Board of Trustees of the Leland Stanford Junior University, or Stanford, which cover uses of tacrolimus and ascomycin to treat PAH. Tacrolimus received an Orphan Drug Designation for the treatment of PAH on March 16, 2015. In 2017, we intend to focus on developing a proprietary formulation of tacrolimus to be used in a clinical development program and for commercial use.

Qsymia for Additional Indications

We are currently considering further development of Qsymia for the treatment of various diseases, including (i) obstructive sleep apnea, (ii) diabetes, (iii) nonalcoholic steatohepatitis, or NASH, (iv) nonalcoholic fatty liver disease, or NAFLD, also known as fatty liver disease, (v) hyperlipidemia, or an elevation of lipids, or fats, in the bloodstream, and

(vi) hypertension who do not respond well to antihypertensive medication. We expect no future development until we have concluded our discussions with FDA regarding a cardiovascular outcome trial, or CVOT, for Qsymia.

Additional Opportunities

We will continue to evaluate potential in-licensing opportunities to build our portfolio of product and product candidates.

VIVUS was incorporated in California in 1991 and reincorporated in Delaware in 1996. Our corporate headquarters is located at 900 E. Hamilton Avenue, Suite 550, Campbell, California 95008, and our telephone number is (650) 934‑5200.

Products and Development Programs

Our approved drugs and investigational drug candidates are summarized as follows:

Drug	Indication	Status	Commercial rights
Qsymia (phentermine and topiramate extended‑release)	Obesity	United States	Worldwide
Commercially available

EU
Marketing Authorization Application, or MAA, denied in 2014.
Qsymia (phentermine and topiramate extended‑release)	Obstructive Sleep Apnea	Phase 2 study completed.	Worldwide
Qsymia (phentermine and topiramate extended‑release)	Diabetes	Phase 2 study completed.	Worldwide

STENDRA/SPEDRA (avanafil)	Erectile dysfunction	United States	Worldwide license from MTPC (excluding certain Asian markets). U.S., Canada, South America and India commercial rights licensed to Metuchen.
		Commercially available	EU, Australia and New Zealand commercial rights licensed to Menarini Group.
		sNDA: Label expansion for 15 minute onset claim approved Sep 2014.	Middle East, Africa, Turkey and Commonwealth of Independent States commercial rights licensed to Sanofi.

EU
Commercially available

Tacrolimus	Pulmonary arterial hypertension	Phase 2a study completed	Worldwide

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

Qsymia for the treatment of obesity was approved as an adjunct to a reduced‑calorie diet and increased physical activity for chronic weight management in adult patients with an initial BMI of 30 or greater, or obese patients, or with a BMI of 27 or greater, or overweight patients, in the presence of at least one weight‑related comorbidity, such as hypertension, type 2 diabetes mellitus or high cholesterol, or dyslipidemia. Qsymia incorporates low doses of active ingredients from two previously approved drugs, phentermine and topiramate. Although the exact mechanism of action is unknown, Qsymia is believed to target appetite and satiety, or the feeling of being full, the two main mechanisms that impact eating behavior.

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

On July 20, 2016, the U.S. District Court for the District of New Jersey issued a claim construction, or Markman, ruling governing the Qsymia Abbreviated New Drug Application, or ANDA, lawsuits.  The Court adopted our proposed constructions for all but one of the disputed claim terms and adopted a compromise construction that was acceptable to us for the final claim term.  Expert discovery is ongoing and no trial date has been scheduled.

Upon receiving approval to market Qsymia, FDA required that we perform additional studies of Qsymia including a cardiovascular outcome trial, or CVOT.  To date, there have been no indications throughout the Qsymia clinical development program nor post-marketing experience of any increase in adverse cardiovascular events.  Given this historical information, along with the established safety profiles of phentermine and topiramate, we continue to believe that Qsymia poses no true cardiovascular safety risk. We met with FDA in May 2015 to discuss alternative strategies for obtaining cardiovascular, or CV, outcomes data that would be substantially more feasible and that ensure timely collection of data to better inform on the CV safety of Qsymia.  We worked with cardiovascular and epidemiology experts in exploring alternate solutions to demonstrate the long-term cardiovascular safety of Qsymia. After reviewing a summary of Phase 3 data relevant to CV risk and post-marketing safety data, the cardiology experts noted that they believe there was an absence of an overt CV risk signal and indicated that they did not believe a randomized placebo-controlled CVOT would provide additional information regarding the CV risk of Qsymia. The epidemiology experts maintained that a well-conducted retrospective observational study could provide data to further inform on potential CV risk. We worked with the expert group to develop a protocol and conduct a retrospective observational study. We are in the process of analyzing the collected information for discussion with FDA.  Although we and consulted experts believe there is no overt signal for CV risk to justify the CVOT, we are committed to working with FDA to reach a resolution.  There is no assurance, however, that FDA will accept any measures short of those specified in the CVOT to satisfy this requirement.

In May 2013, the EC issued a decision refusing the grant of marketing authorization in the EU for Qsiva™, the approved trade name for Qsymia in the EU. In September 2013, we submitted a request to the EMA for Scientific Advice, a procedure similar to the U.S. Special Protocol Assessment process, regarding use of a pre-specified interim analysis from the CVOT to assess the long-term treatment effect of Qsymia on the incidence of major adverse CV events in overweight and obese subjects with confirmed CV disease. Our request was to allow this interim analysis to support the resubmission of an application for a marketing authorization for Qsiva for the treatment of obesity in accordance with the EU centralized marketing authorization procedure. We received feedback in 2014 from the EMA and the various competent authorities of the EU Member States associated with review of the CVOT protocol. As for the EU, even if FDA were to accept a retrospective observational study in lieu of a CVOT, there would be no assurance that the EMA would accept the same.

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

STENDRA is an oral PDE5 inhibitor we have licensed from MTPC. STENDRA was approved in the U.S. by FDA on April 27, 2012, for the treatment of ED. As part of the approval of STENDRA, we were committed to conduct two post‑approval clinical studies. The first was a randomized, double‑blind, placebo‑controlled, parallel group multicenter clinical trial on the effect of STENDRA on spermatogenesis in healthy adult males and males with mild ED. The other study was a double‑blind, randomized, placebo‑controlled, single‑dose clinical trial to assess the effects of STENDRA on multiple parameters of vision, including, but not limited to, visual acuity, intraocular pressure, pupillometry, and color vision discrimination in healthy male subjects. These studies are completed.

On September 18, 2014, FDA approved a supplemental New Drug Application, or sNDA, for STENDRA. STENDRA is now indicated to be taken as early as approximately 15 minutes before sexual activity. On January 23, 2015, the EC adopted the commission implementing decision amending the marketing authorization for SPEDRA. SPEDRA is now approved in the EU to be taken as needed approximately 15 to 30 minutes before sexual activity.

We have granted an exclusive license to Menarini to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU, plus Australia and New Zealand. We have granted an exclusive license to Metuchen to market STENDRA in the United States, Canada, South America and India. We have also granted an exclusive license to Sanofi to commercialize avanafil in Africa, the Middle East, Turkey, and the CIS, including Russia. We are currently in discussions with potential partners to commercialize STENDRA in other territories where we do not currently have a commercial collaboration under our license with MTPC, including Mexico and Central America.

On July 27, 2016, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Hetero USA, Inc. and Hetero Labs Limited, collectively referred to as Hetero, in response to Hetero’s ANDA filing with FDA, requesting approval to market and sell generic versions of the currently approved doses of STENDRA tablets prior to the expiration of U.S. Patents 6,656,935 and 7,501,409, collectively referred to as the Asserted Patents. On January 3, 2017, we entered into a settlement agreement with Hetero, or the Settlement Agreement.  Under the Settlement Agreement, Hetero was granted a license to manufacture and commercialize the generic version of STENDRA described in its ANDA filing in the United States as of the date that is the later of (a) October 29, 2024, which is 180 days prior to the expiration of the last to expire of the Asserted Patents, or (b) the date that Hetero obtains final approval from FDA of the Hetero ANDA. The Settlement Agreement provides for a full settlement of all claims that were asserted in the suit. As required by law, the Settlement Agreement was submitted to the U.S. Federal Trade Commission and U.S. Department of Justice.

Tacrolimus for the Treatment of Pulmonary Arterial Hypertension

PAH is a chronic life-threatening disease characterized by elevated blood pressure in the pulmonary arteries (arteries between the heart and lungs) due to severe constriction of these blood vessels.  Pulmonary blood pressure is normally between 8 and 20 mmHg at rest as measured by right heart catheterization; however, in patients with PAH, the pressure in the pulmonary artery is greater than 25 mmHg at rest or 30 mmHg during physical activity.  These high pressures make it difficult for the heart to pump blood through the lungs to be oxygenated.

The prevalence of PAH varies among specific populations, but it is estimated at between 15 and 50 cases per million adults.  PAH usually develops between the ages of 20 and 60, but can occur at any age with a mean age of diagnosis around 45 years.  Idiopathic PAH is the most common type constituting approximately 40% of the total PAH cases, and it occurs 2 to 4 times more frequently in females.  Risk factors for PAH include a family history of PAH, congenital heart disease, connective tissue disease, portal hypertension, sickle cell disease, thyroid disease, HIV infection, and use of certain drugs and toxins.  PAH patients are classified by the World Health Organization (WHO) as class 1, 2, 3, or 4, with the most impaired patients being class 4.

The symptoms of PAH are non-specific and thus are unfortunately most frequently diagnosed when patients have reached an advanced stage of the disease.  Early symptoms may include shortness of breath during routine activity, fatigue, chest pain, racing heartbeat, pain in upper right side of abdomen, and decreased appetite.  As PAH progresses and worsens, symptoms may include feeling light-headed (especially during physical activity), fainting, swelling in the ankles or legs, and bluish lips or skin.  At its worse point, the patient develops right heart failure and is routinely hospitalized to manage their progressing disease which may ultimately lead to death.  Currently, lung transplantation is the only option for patients who are not responsive to medical therapy.

The current medical therapies for PAH involve endothelin receptor antagonists, or ERA, phosphodiesterase-5, or PDE5, inhibitors, prostacyclin analogues, selective IP receptor agonists, and soluble guanylate cyclase, or sGC stimulators, which aim to reduce symptoms and improve quality of life.  All currently approved products treat the symptoms of PAH, but do not address the underlying disease.  According to LifeSci Capital (Feb 2016 Analysis), the U.S. and worldwide markets for PAH pharmaceutical treatments in 2015 exceeded $2.7 billion and $4.5 billion, respectively.

We believe that bone morphogenic protein receptor 2, or BMPR2, signaling could inhibit vascular smooth muscle proliferation.  Reduced BMPR2 expression, including loss-of-function mutations in BMPR2, is prevalent in PAH patients and may contribute to smooth muscle proliferation. Studies have shown that low doses of tacrolimus have restored BMPR2 signaling and reversed proliferative effects in animal models. We believe that enhancement of BMPR2 signaling with tacrolimus may address a fundamental cause of PAH.

On March 16, 2015, tacrolimus for the treatment of PAH received an Orphan Drug Designation.  An Orphan Drug Designation can provide benefits to us, such as: tax credits on clinical research, simplification of administrative procedures (reduction of the waiting period and reduction of the amount of registration fees), and marketing exclusivity of seven years after the marketing approval is granted for the approved orphan indication.

Stanford completed a randomized, double-blind Phase 2a with 23 class 1 and 2 PAH patients titrated to target blood levels.  All target blood levels were well tolerated with no drug related serious adverse events, nephrotoxicity or incident diabetes.  In addition, Stanford provided tacrolimus for compassionate use in three class 3 or 4 PAH patients.  The compassionate use demonstrated dramatically reduced rates of hospitalizations and functional class improvements were observed.

On January 6, 2017, we entered into a Patent Assignment Agreement with Selten, whereby we received exclusive, worldwide rights for the development and commercialization of BMPR2 activators for the treatment of PAH and related vascular diseases.  As part of the agreement, Selten assigned to us its license to a group of patents owned by Stanford which cover uses of tacrolimus and ascomycin to treat PAH. We are responsible for future financial obligations to Stanford under that license.

We have also assumed full responsibility for the development and commercialization of the licensed compounds for the treatment of PAH and related vascular diseases. Selten received an upfront payment of $1.0 million and is entitled to receive milestone payments based on global development status and future sales milestones, as well as tiered royalty payments on future sales of these compounds.  The total potential milestone payments are $39.0 million to Selten and $550,000 to Stanford. The majority of the milestone payments to Selten may be paid, at our sole option, either in cash or our common stock, provided that in no event shall the payment of common stock exceed fifty percent of the aggregate amount of such milestone payments.

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

Government Regulations

FDA Regulation

Prescription pharmaceutical products are subject to extensive pre‑ and post‑marketing regulation by FDA. The Federal Food, Drug, and Cosmetic Act, and its implementing regulations govern, among other things, requirements for the testing, development, manufacturing, quality control, safety, efficacy, approval, labeling, storage, recordkeeping, reporting, distribution, import, export, advertising and promotion of drug products.

The activities required before a pharmaceutical agent may be marketed in the U.S. begin with pre‑clinical testing. Pre‑clinical tests generally include laboratory evaluation of potential products and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies and other information must be submitted to FDA as part of an investigational new drug application, or IND, which must be reviewed by FDA before proposed clinical testing in human volunteers can begin. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with good clinical practices, or GCP, which establishes standards for conducting, recording data from, and reporting results of, clinical trials, and are intended to assure that the data and reported results are credible, accurate, and that the rights, safety and well‑being of study participants are protected. Clinical trials must be under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent institutional review board, or IRB. The IRB will consider, among other things, regulations and guidelines for obtaining informed consent from study subjects, as well as other ethical factors and the safety of human patients. The sponsoring company, FDA, or the IRB may suspend or terminate a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Typically, human clinical trials are conducted in three phases that may overlap. In Phase 1, clinical trials are conducted with a small number of patients to determine the early safety profile and pharmacology of the new therapy. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specific disease or medical condition in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase 3, large‑scale, multicenter clinical trials are conducted with patients afflicted with a target disease or medical condition in order to provide substantial evidence of efficacy and safety required by FDA and others.

The results of the pre‑clinical and clinical testing, together with chemistry and manufacturing information, are submitted to FDA in the form of a New Drug Application, or NDA, for a pharmaceutical product in order to obtain approval to commence commercial sales. In responding to an NDA, FDA may grant marketing approvals, may request additional information or further research or studies, or may deny the application if it determines that the application does not satisfy its regulatory approval criteria. FDA approval for a pharmaceutical product may not be granted on a timely basis, if at all. Under the goals and policies agreed to by FDA under the Prescription Drug User Fee Act, or PDUFA, FDA has twelve months in which to complete its initial review of a standard NDA and respond to the applicant, and eight months for a priority NDA. FDA does not always meet its PDUFA goal dates and in certain circumstances, the review process and the PDUFA goal date may be extended. A subsequent application for approval of an additional indication must also be reviewed by FDA under the same criteria as apply to original applications, and may be denied as well. In addition, even if FDA approval is granted, it may not cover all the clinical indications for which approval is sought or may contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. In addition, FDA may require the development and implementation of a REMS to address specific safety issues at the time of approval or after marketing of the product. A REMS may, for instance, restrict distribution and impose burdensome implementation requirements. Our approved product Qsymia is subject to a REMS program.

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

Once approved, products are subject to continuing regulation by FDA. FDA may withdraw the product approval if compliance with post‑marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, FDA may require companies to conduct post‑marketing studies or trials, referred to as PMRs, to evaluate safety issues related to the approved product, and may withdraw approval or impose marketing restrictions based on the results of PMR studies or trials or other relevant data. FDA has required us to perform PMR studies and trials for both of our approved products, Qsymia and STENDRA. FDA has broad post‑market regulatory and enforcement powers, including the ability to levy civil monetary penalties, suspend or delay issuance of approvals, seize or recall products, or withdraw approvals. Additionally, the Food and Drug Administration Amendments Act of 2007 requires all applicable clinical trials we conduct for our investigational drug candidates, both before and after approval, and the results of those applicable clinical trials when available, to be included in a clinical trials registry database that is available and accessible to the public via the Internet. Our failure to properly participate in the clinical trial database registry may subject us to significant civil penalties.

Facilities used to manufacture drugs are subject to periodic inspection by FDA, and other authorities where applicable, and must comply with FDA’s current Good Manufacturing Practice, or cGMP regulations. Compliance with cGMP includes adhering to requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, and records and reports. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product.

FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among other things, standards and regulations relating to direct‑to‑consumer advertising, off‑label promotion, industry‑sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by FDA. FDA has very broad enforcement authority. Failure to abide by these regulations can result in adverse publicity, and/or enforcement actions, including the issuance of a warning letter directing the entity to correct deviations from FDA standards, and state and federal civil and criminal investigations and prosecutions. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.

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

Other Government Regulations

In addition to laws and regulations enforced by FDA, we are also subject to regulation under NIH guidelines as well as under the Controlled Substances Act, the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations, as our research and development may involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds.

In addition to regulations in the U.S., we are subject to a variety of foreign regulations governing clinical trials, commercial sales, and distribution of our investigational drug candidates. We must obtain separate approvals by the comparable regulatory authorities of foreign countries before we can commence marketing of the product in those countries. For example, in the EU, the conduct of clinical trials is governed by Directive 2001/20/EC which imposes obligations and procedures that are similar to those provided in applicable U.S. laws. The European Union Good Clinical Practice rules, or GCP, and EU Good Laboratory Practice, or GLP, obligations must also be respected during conduct of the trials. Clinical trials must be approved by the competent authorities and the competent Ethics Committees in the EU Member States in which the clinical trials take place. A clinical trial application, or CTA, must be submitted to each EU Member State’s national health authority. Moreover, an application for a positive opinion must be submitted to the competent Ethics Committee prior to commencement of clinical trials of a medicinal product. The competent authorities of the EU Member States in which the clinical trial is conducted must authorize the conduct of the trial and the competent Ethics Committees must grant their positive opinion prior to commencement of a clinical trial in an EU Member State. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

The Affordable Care Act made significant changes to the Medicaid Drug Rebate program. Effective March 23, 2010, rebate liability expanded from fee‑for‑service Medicaid utilization to include the utilization of Medicaid managed care organizations as well. With regard to the amount of the rebates owed, the Affordable Care Act increased the minimum Medicaid rebate from 15.1% to 23.1% of the average manufacturer price for most innovator products and from 11% to 13% for non‑innovator products; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount for innovator drugs at 100% of the average manufacturer price. In addition, the Affordable Care Act and subsequent legislation changed the definition of average manufacturer price. In February 2016, the Centers for Medicare and Medicaid Services, or CMS, the federal agency that administers Medicare and the Medicaid Drug Rebate program, issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. These regulations become effective on April 1, 2016. In addition, the Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government beginning in 2011. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2016, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.

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

Moreover, legislative changes to the Affordable Care Act remain possible and appear likely in the 115th United States Congress and under the Trump Administration. We expect that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved.

The Affordable Care Act also expanded the Public Health Service’s 340B drug pricing discount program. The 340B pricing program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Affordable Care Act expanded the 340B program to include additional types of covered entities: certain free‑standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Affordable Care Act, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The Affordable Care Act also obligates the Secretary of the Department of Health and Human Services to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs.  The Health Resources and Services Administration, or HRSA, the agency that administers the 340B program, recently initiated the process of updating the agreement with participating manufacturers. The Healthcare Reform Act also obligates the Secretary of the Department of Health and Human Services to create regulations and processes to improve the integrity of the 340B program.  In 2015, HRSA issued proposed omnibus guidance that addresses many aspects of the 340B program, and in August 2016, HRSA issued a proposed regulation regarding an administrative dispute resolution process for the 340B program.  It is unclear when or whether the guidance or regulation will be released in final form under the Trump Administration.  On January 5, 2017, HRSA issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The March 6, 2017 effective date of this regulation is subject to a temporary delay directed by the Trump Administration, and the regulation could be subject to further delay or other modification by the Trump Administration. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate.  In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

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

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. We anticipate that the United States Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost‑containment measures include: controls on government funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs; controls on healthcare providers; challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; changes in drug importation laws; expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person; and public funding for cost‑effectiveness research, which may be used by government and private third‑party payors to make coverage and payment decisions. Further, federal budgetary concerns could result in the implementation of significant federal spending cuts, including cuts in Medicare and other health related spending in the near‑term. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012.  Subsequent legislation extended the 2% reduction, on average, to 2025.  These cuts reduce reimbursement payments related to our products, which could potentially negatively impact our revenue.

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

•

numerous U.S. federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information. In addition, most healthcare providers who prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act, or HITECH, which are collectively referred to as HIPAA. We are not a HIPAA‑covered entity and we do not operate as a business associate to any covered entities. Therefore, the HIPAA privacy and security requirements do not apply to us (other than potentially with respect to providing certain employee benefits). However, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting and/or conspiring to commit a violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. Other countries also have, or are developing, laws governing the collection, use, disclosure and protection of personal information. The collection and use of personal health data and other personal data in the EU is governed by the provisions of the Data Protection Directive as implemented into national laws by the EU Member States. This Directive imposes restrictions on the processing (e.g., collection, use, disclosure) of personal data, including a number of requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals prior to processing their personal data, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive also imposes strict restrictions on the transfer of personal data out of the EU to the United States. Failure to comply with the requirements of the Data Protection Directive and the related national data protection laws of the EU Member States may result in fines and other administrative penalties. The General Data Protection Regulation (GDPR), an EU-wide regulation that will be fully enforceable by May 25, 2018, will introduce new data protection requirements in the EU and substantial fines for violations of the data protection rules. The GDPR will increase our responsibility and liability in relation to EU personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules. This may be onerous and increase our cost of doing business. The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing amount of focus on privacy and data security issues with the potential to affect our business. These privacy and data security laws and regulations could increase our cost of doing business, and failure to comply with these laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may have contractual rights that limit our ability to use and disclose the information. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business;

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

The term of the MTPC agreement is based on a country‑by‑country and on a product‑by‑product basis. The term shall continue until the later of 10 years after the date of the first sale for a particular product or the expiration of the last‑to‑expire patents within the MTPC patents covering such product in such country. In the event that our product is deemed to be insufficiently effective or insufficiently safe relative to other PDE5 inhibitor compounds based on published information or not economically feasible to develop due to unforeseen regulatory hurdles or costs as measured by standards common in the pharmaceutical industry for this type of product, we have the right to terminate the agreement with MTPC with respect to such product.

In August 2012, we entered into an amendment to our agreement with MTPC that permits us to manufacture the active pharmaceutical ingredient, or API, and tablets for STENDRA ourselves or through third parties. In 2015, we transferred the manufacturing of the API and tablets for STENDRA to Sanofi.

On February 21, 2013, we entered into the third amendment to our agreement with MTPC which, among other things, expands our rights, or those of our sublicensees, to enforce the patents licensed under the MTPC agreement against alleged infringement, and clarifies the rights and duties of the parties and our sublicensees upon termination of the MTPC agreement. In addition, we were obligated to use our best commercial efforts to market STENDRA in the U.S. by December 31, 2013, which was achieved by our former commercialization partner, Auxilium.

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

Under the Menarini License Agreement, we have received payments of $63.0 million relating to license and milestone payments and royalty prepayments through December 31, 2016.  Additionally, we are entitled to receive potential milestone payments based on certain net sales targets, plus royalties on SPEDRA sales. Menarini will also reimburse us for payments made to cover various obligations to MTPC during the term of the Menarini License Agreement. The Menarini License Agreement will terminate on a country‑by‑country basis in the relevant territories upon the latest to occur of the following: (i) the expiration of the last‑to‑expire valid VIVUS patent covering SPEDRA; (ii) the expiration of data protection covering SPEDRA; or (iii) 10 years after the SPEDRA product launch. In addition, Menarini may terminate the Menarini License Agreement if certain additional regulatory obligations are imposed on SPEDRA, and we may terminate the Menarini License Agreement if Menarini challenges our patents covering SPEDRA or if Menarini commits certain legal violations. Either party may terminate the Menarini License Agreement for the other party’s uncured material breach or bankruptcy.

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

Auxilium Pharmaceuticals, Inc.

On October 10, 2013, we entered into a license and commercialization agreement, or the Auxilium License Agreement, and a commercial supply agreement, or the Auxilium Supply Agreement, with Auxilium. On January 29,

2015, Auxilium was purchased by Endo International, plc. Under the terms of the Auxilium License Agreement, Auxilium received an exclusive license to commercialize and promote our drug STENDRA for the treatment of ED in the United States and Canada and their respective territories, or the Auxilium Territory.

We received an upfront license fee of $30.0 million in October 2013 and a regulatory milestone payment of $15.0 million in 2014 upon approval by FDA of a specific time of onset claim for STENDRA in the Auxilium Territory. Additionally, we have received royalty payments based on tiered percentages of the aggregate annual net sales of STENDRA in the Auxilium Territory on a quarterly basis.

Auxilium obtained STENDRA exclusively from us for a mutually agreed term pursuant to the Auxilium Supply Agreement, as further described below. Auxilium may elect to transfer the control of the supply chain for STENDRA for the Auxilium Territory to itself or its designee by assigning to Auxilium our agreements with the contract manufacturer, which is referred to below as the Supply Chain Transfer.

Auxilium terminated the Auxilium Supply Agreement effective June 30, 2016 and the Auxilium License Agreement effective September 30, 2016.

Sanofi

On December 11, 2013, we entered into the Sanofi License Agreement with Sanofi. Effective as of December 11, 2013, we entered into the Sanofi Supply Agreement with Sanofi Winthrop Industrie, a wholly owned subsidiary of Sanofi, which terminated according to its terms on June 30, 2015. Under the terms of the Sanofi License Agreement, Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in the Sanofi Territory.

In December 2013, we received an upfront license fee of $5.0 million and a $1.5 million manufacturing milestone payment, and in February 2014, we received an additional $3.5 million in manufacturing milestone payments. We were also eligible to receive up to $6.0 million in regulatory milestone payments, and up to $45.0 million in sales milestone payments, plus royalties on avanafil sales based on tiered percentages of the aggregate annual net sales in the Sanofi Territory.

On July 31, 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for our drug avanafil on an exclusive basis in the United States and other territories and on a semi‑exclusive basis in Europe, including the EU, Latin America and other territories. On November 18, 2013, we entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie to manufacture and supply the avanafil tablets on an exclusive basis in the United States and other territories and on a semi‑exclusive basis in Europe, including the EU, Latin America and other territories. We have obtained approval from FDA and the EMA for Sanofi Chimie to be a qualified supplier of avanafil API and of Sanofi Winthrop Industrie as a qualified supplier of the avanafil tablets. We have minimum annual purchase commitments under these agreements for at least the initial five‑year terms.

Metuchen Pharmaceuticals, LLC

On September 30, 2016, we entered into the Metuchen License Agreement and the Metuchen Supply Agreement with Metuchen. Under the terms of the Metuchen License Agreement, Metuchen received an exclusive, license to develop, commercialize and promote STENDRA in the Metuchen Territory, effective October 1, 2016. We and Metuchen have agreed not to develop, commercialize, or in-license any other product that operates as a PDE-5 inhibitor in the Metuchen Territory for a limited time period, subject to certain exceptions. The license agreement will terminate upon the expiration of the last-to-expire payment obligations under the license agreement; upon expiration of the term of the license agreement, the exclusive license granted under the license agreement shall become fully paid-up, royalty-free, perpetual and irrevocable as to us but not certain trademark royalties due to MTPC.

Metuchen will obtain STENDRA exclusively from us for a mutually agreed term pursuant to the supply agreement. Metuchen may elect to transfer the control of the supply chain for STENDRA for the Metuchen Territory to itself or its designee by assigning to Metuchen our agreements with the contract manufacturer. For 2016 and each subsequent calendar year during the term of the supply agreement, if Metuchen fails to purchase an agreed minimum purchase amount of STENDRA from us, it will reimburse us for the shortfall as it relates to our out of pocket costs to acquire certain raw materials needed to manufacture STENDRA. Upon the termination of the supply agreement (other than by Metuchen for our uncured material breach or upon completion of the transfer of the control of the supply chain), Metuchen’s agreed minimum purchase amount of STENDRA from us shall accelerate for the entire then current initial term or renewal term, as applicable. The initial term under the Supply Agreement will be for a period of five years, with automatic renewal for successive two year periods unless either party provides a termination notice to the other party at least two years in advance of the expiration of the then current term. On September 30, 2016, we received $70 million from Metuchen under the license agreement. Metuchen will also reimburse us for payments made to cover royalty and milestone obligations to MTPC during the term of the license agreement, but will otherwise owe us no future royalties.

Selten Pharma, Inc.

On January 6, 2017, we entered into a Patent Assignment Agreement with Selten, whereby we received exclusive, worldwide rights for the development and commercialization of BMPR2 activators for the treatment of PAH and related vascular diseases.  As part of the agreement, Selten assigned to us its license to a group of patents owned by Stanford, which cover uses of tacrolimus and ascomycin to treat PAH. We are responsible for future financial obligations to Stanford under that license.

We have also assumed full responsibility for the development and commercialization of the licensed compounds for the treatment of PAH and related vascular diseases. Selten received an upfront payment of $1.0 million and is entitled to receive milestone payments based on global development status and future sales milestones, as well as tiered royalty payments on future sales of these compounds.  The total potential milestone payments are $39.0 million to Selten and $550,000 to Stanford. The majority of the milestone payments to Selten may be paid, at our sole option, either in cash or our common stock, provided that in no event shall the payment of common stock exceed fifty percent of the aggregate amount of such milestone payments.

Other

In October 2001, we entered into an assignment agreement, or the Assignment Agreement, with Thomas Najarian, M.D., for a combination of pharmaceutical agents for the treatment of obesity and other disorders, or the Combination Therapy, that became the focus of our development program for Qsymia. The Combination Therapy and all related patent applications, or the Patents, were transferred to us with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. In addition, the Assignment Agreement requires us to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and Patents until the last‑to‑expire of the assigned Patents. To the extent that we decide not to commercially exploit the Patents, the Assignment Agreement will terminate and the Combination Therapy and Patents will be assigned back to Dr. Najarian. In 2006, Dr. Najarian joined the Company as a part‑time employee and served as a Principal Scientist. In November 2013, Dr. Najarian’s employment with the Company ended, and he continues to be available as a consultant.

Patents, Proprietary Technology and Data Exclusivity

We own or are the exclusive licensee of more than 30 patents and numerous published patent applications in the U.S. and Canada. We intend to develop, maintain and secure intellectual property rights and to aggressively defend and pursue new patents to expand upon our current patent base. Our portfolio of patents, which primarily relates to Qsymia, our FDA‑approved drug for the treatment of obesity, STENDRA, our FDA‑approved drug for the treatment of ED, and tacrolimus is summarized as follows:

QSYMIA
U.S. Patent No. 7,056,890	Expiring 06/14/2020
U.S. Patent No. 7,553,818	Expiring 06/14/2020
U.S. Patent No. 7,659,256	Expiring 06/14/2020
U.S. Patent No. 7,674,776	Expiring 06/14/2020
U.S. Patent No. 8,802,636	Expiring 06/14/2020
U.S. Patent No. 8,580,299	Expiring 06/14/2029*
U.S. Patent No. 8,895,058	Expiring 06/09/2028
U.S. Patent No. 9,011,905	Expiring 06/09/2028
U.S. Patent Application No. 15/172,448	Pending

U.S. Patent Application No. 15/333,059	Pending
U.S. Patent No. 8,580,298	Expiring 05/15/2029*
U.S. Patent No. 8,895,057	Expiring 06/09/2028
U.S. Patent No. 9,011,906	Expiring 06/09/2028
U.S. Patent No. 6,071,537	Expiring 06/23/2017
U.S. Patent Publication No. 2016/0310446 A1	Pending
U.S. Patent Publication No. 2016/0250180 A1	Pending
Canadian Patent No. 2,377,330	Expiring 06/14/2020
Canadian Patent No. 2,727,313	Expiring 06/09/2029
Canadian Patent No. 2,727,319	Pending
STENDRA
U.S. Patent No. 6,656,935	Expiring 04/26/2025
U.S. Patent No. 7,501,409	Expiring 05/05/2023
Canadian Patent No. 2,383,466	Expiring 09/13/2020
ERECTILE DYSFUNCTION
U.S. Patent No. 5,922,341	Expiring 10/28/2017
U.S. Patent No. 5,925,629	Expiring 10/28/2017
U.S. Patent No. 6,037,346	Expiring 10/28/2017
U.S. Patent No. 6,093,181	Expiring 07/25/2017
U.S. Patent No. 6,127,363	Expiring 10/28/2017
U.S. Patent No. 6,156,753	Expiring 10/28/2017
U.S. Patent No. 6,403,597	Expiring 10/28/2017
U.S. Patent No. 6,495,154	Expiring 11/21/2020
U.S. Patent No. 6,548,490	Expiring 10/28/2017
U.S. Patent No. 6,946,141	Expiring 11/21/2020
Canadian Patent No. 2,305,394	Expiring 10/28/2018
TACROLIMUS
U.S. Patent No. 9,474,745	Expiring 04/30/2032
U.S. Patent Publication No. 2017/0007585 A1	Pending
PCT/US16/12694	Pending
PCT/US16/30737	Pending
PCT/US16/47148	Pending

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

In addition to the Canadian patents identified in the table, we also hold foreign counterparts, patents and patent applications in major foreign jurisdictions related to our U.S. patents. We have developed and acquired exclusive rights to patented technology in support of our development and commercialization of our approved drugs and investigational drug candidates, and we rely on trade secrets and proprietary technologies in developing potential drugs. We continue to place significant emphasis on securing global intellectual property rights and are aggressively pursuing new patents to expand upon our strong foundation for commercializing investigational drug candidates in development.

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

On July 31, 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie, a wholly owned subsidiary of Sanofi, pursuant to which Sanofi Chimie manufactures and supplies the API for STENDRA. On November 18, 2013, we entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie, a wholly owned subsidiary of Sanofi, pursuant to which Sanofi Winthrop Industrie manufactures and supplies the tablets for avanafil.

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

Marketing and Sales

We commercialize Qsymia in the U.S. primarily through a dedicated contract sales force, supported by an internal commercial team. Our efforts to expand the appropriate use of Qsymia include scientific publications, participation and presentations at medical conferences, and development and implementation of patient-directed support programs. We have rolled out marketing programs to encourage targeted prescribers to gain more experience with Qsymia. We have increased our investment in digital media in order to amplify our messaging to information-seeking consumers. The digital messaging encourages those consumers most likely to take action to speak with their physicians about obesity treatment options. We believe our enhanced web-based strategies will deliver clear and compelling communications to potential patients. We launched the “Smart Changes Program” in which we partner Qsymia with the Mayo Clinic diet to help on-line patients make the behavioral changes needed for sustained weight-loss.

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

Pursuant to the REMS program applicable to Qsymia, our distribution network is through a broader network of certified retail pharmacies and through a small number of certified home delivery pharmacies and wholesalers. We have contracted through a third‑party vendor to certify the retail pharmacies and collect required data to support the Qsymia REMS program. In addition to providing services to support the distribution and use of Qsymia, each of the certified pharmacies has agreed to comply with the REMS program requirements and, through our third‑party data collection vendor, will provide us with the necessary patient and prescribing HCP data. In addition, we have contracted with third‑party data warehouses to store this patient and HCP data and report it to us. We rely on this third‑party data in order to recognize revenue and comply with the REMS requirements for Qsymia, such as data analysis. This distribution and data collection network requires significant coordination with our sales and marketing, finance, regulatory and medical affairs teams, in light of the REMS requirements applicable to Qsymia.

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

Qsymia for the treatment of chronic weight management competes with several approved anti‑obesity drugs including, Belviq® (lorcaserin), an anti‑obesity compound being marketed by Eisai Inc., Eisai Co., Ltd.’s U.S. subsidiary; Contrave® (naltrexone/bupropion), Orexigen Therapeutics’ anti‑obesity product; Xenical® (orlistat), marketed by Roche; alli®, the over‑the‑counter version of orlistat, marketed by GlaxoSmithKline; and Novo Nordisk A/S’ Saxenda® (liraglutide) 3.0 mg.

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

We may also face competition from the off‑label use of the generic components in our drugs. In particular, it is possible that patients will seek to acquire phentermine and topiramate, the generic components of Qsymia. Neither of these generic components has a REMS program. Although these products have not been approved by FDA for use in the treatment of chronic obesity, the off‑label use of the generic components in the U.S. or the importation of the generic components from foreign markets could adversely affect the commercial potential for our drugs and adversely affect our overall business, financial condition and results of operations.

Qsymia may also face challenges and competition from newly developed generic products. Under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch‑Waxman Act, newly approved drugs and indications may benefit from a statutory period of non‑patent marketing exclusivity. The Hatch‑Waxman Act stimulates competition by providing incentives to generic pharmaceutical manufacturers to introduce non‑infringing forms of patented pharmaceutical products and to challenge patents on branded pharmaceutical products. We have received notifications under paragraph IV of the Hatch-Waxman Act challenging certain of our Qsymia patents. If we are unsuccessful in challenging an Abbreviated New Drug Application, or ANDA, filed pursuant to the Hatch‑Waxman Act, a generic version of Qsymia may be launched, which would harm our business.

There are also surgical approaches to treat severe obesity that are becoming increasingly accepted. Two of the most well‑established surgical procedures are gastric bypass surgery and adjustable gastric banding, or lap bands. In February 2011, FDA approved the use of a lap band in patients with a BMI of 30 (reduced from 35) with comorbidities. The lowering of the BMI requirement will make more obese patients eligible for lap band surgery. In addition, other potential approaches that utilize various implantable devices or surgical tools are in development. Some of these approaches are in late‑stage development and may be approved for marketing.

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

Research and Development

We incurred $5.6 million, $10.1 million and $13.8 million in 2016, 2015 and 2014, respectively, in research and development expenses, primarily to support the approval efforts, post‑marketing requirements, and clinical programs for Qsymia and STENDRA/SPEDRA.

Employees

As of February 28, 2017, we had 65 employees located at our corporate headquarters in Campbell, California and in the field. None of our current employees are represented by a labor union or are the subject of a collective bargaining agreement. We believe that our relations with our employees are good, and we have never experienced a work stoppage at any of our facilities.

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

Risks Relating to our Business

Our success will depend on our ability and that of our collaborators to effectively and profitably commercialize Qsymia®  and STENDRA.

Our success will depend on our ability and that of our collaborators to effectively and profitably commercialize Qsymia and STENDRA, which will include our ability to:

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
•

comply with the post-marketing requirements established by FDA, including Qsymia’s Risk Evaluation and Mitigation Strategy, or REMS, any future changes to the REMS, and any other requirements established by FDA in the future;

•	efficiently conduct the post-marketing studies required by FDA;
•	comply with other healthcare regulatory requirements;
•	maintain and defend our patents, if challenged;
•

ensure that the active pharmaceutical ingredients, or APIs, for Qsymia and STENDRA and the finished products are manufactured in sufficient quantities and in compliance with requirements of FDA and similar foreign regulatory agencies and with an acceptable quality and pricing level in order to meet commercial demand;

•	ensure that the entire supply chain for Qsymia and STENDRA, from APIs to finished products, efficiently and consistently delivers Qsymia and STENDRA to customers; and
•	effectively and efficiently manage our sales force and commercial team for the promotion of Qsymia.

If we are unable to successfully commercialize Qsymia, our ability to generate product sales will be severely limited, which will have a material adverse impact on our business, financial condition, and results of operations.

We may not be able to successfully develop, launch and commercialize tacrolimus or any other potential future development programs.

We may not be able to effectively develop and profitably launch and commercialize tacrolimus or any other potential future development programs which we may undertake, which will include our ability to:

•

effectively conduct phase 2 and phase 3 clinical testing on tacrolimus, which could be delayed by slow patient enrollment, long treatment time required to demonstrate effectiveness, disruption of operations at clinical trial sites, adverse medical events or side effects in treated patients, failure of patients taking the placebo to continue to participate in the clinical trials, and insufficient clinical trial data to support effectiveness of tacrolimus;

•	obtain regulatory approval and market authorization for tacrolimus in the U.S., EU and other territories;
•	develop, validate and maintain a commercially viable manufacturing process that is compliant with cGMP;
•

establish and effectively manage a supply chain for tacrolimus to ensure that the API and the finished products are manufactured in sufficient quantities and in compliance with regulatory requirements and with acceptable quality and pricing in order to meet commercial demand;

•	effectively determine and manage the appropriate commercialization strategy;
•	manage costs;
•	achieve market acceptance by patients, the medical community and third-party payors and generate product sales;
•	effectively compete with other therapies;
•	maintain a continued acceptable safety profile for tacrolimus following approval;
•	comply with healthcare regulatory requirements; and
•	maintain and defend our patents, if challenged.

If we are unable to successfully develop, launch and commercialize tacrolimus, our ability to generate product sales will be severely limited, which will have a material adverse impact on our business, financial condition, and results of operations.

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

In July 2013, we entered into the Menarini License Agreement under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 countries, including the EU, plus Australia and New Zealand. In October 2013, we entered into the Auxilium License Agreement and the Auxilium Supply Agreement under which Auxilium received an exclusive license to commercialize and promote STENDRA for the treatment of erectile dysfunction, or ED, in the United States and Canada. Auxilium terminated the Auxilium Supply Agreement effective June 30, 2016 and the Auxilium License Agreement effective September 30, 2016. On September 30, 2016, we entered into the Metuchen License Agreement whereby Metuchen received an exclusive license to develop, commercialize and promote STENDRA in the Metuchen Territory, effective October 1, 2016. In December 2013, we entered into the Sanofi License Agreement under which Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in the Sanofi Territory.

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

Under our license agreement with MTPC, we are obligated to ensure that Menarini, Metuchen, Sanofi, and any future sublicensees comply with its terms and conditions. MTPC has the right to terminate our license rights to avanafil in the event of any uncured material breach of the license agreement. Consequently, failure by Menarini, Metuchen, Sanofi, or any future sublicensees to comply with these terms and conditions could result in termination of our license rights to avanafil on a worldwide basis, which could delay, impair, or preclude our ability to commercialize avanafil.

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

We have royalty and milestone-bearing license and commercialization agreements for STENDRA or SPEDRA with Menarini and Sanofi and, prior to October 1, 2016, with Auxilium.  In determining our royalty revenue from such agreements, we rely on our collaboration partners to provide accounting estimates and reports for various discounts and allowances, including product returns.  As a result of fluctuations in inventory, allowances and buying patterns, actual sales and product returns of STENDRA or SPEDRA in particular reporting periods may be affected, resulting in the need for our commercialization partners to adjust or restate their accounting estimates set forth in the reports provided to us. For example, in April 2015, we were informed by Endo, upon their purchase of Auxilium, that Endo had revised its accounting estimate for STENDRA return reserve related to sales made in 2014. Under the terms of our license and commercialization agreement, adjustments to the return reserve can be deducted from reported net revenue. As a result, in the year ended December 31, 2015, we recorded an adjustment of $1.2 million to reduce our royalty revenue on net sales of STENDRA. The reduction in royalty revenue resulted in an increase to net loss of $1.2 million, or $0.01 per share, for the year ended December 31, 2015.  Such adjustments or restatements may materially and negatively affect our financial position and results of operations. Beginning October 1, 2016, we ceased earning royalty revenue from U.S. sales as a result of the termination of our license and commercialization agreement with Auxilium. Our new license agreement with Metuchen is royalty-free as to us.

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

In order to market products in many foreign jurisdictions, we must obtain separate regulatory approvals. Approval by FDA in the U.S. does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. For example, while our drug STENDRA has been approved in both the U.S. and the EU, our drug Qsymia has been approved in the U.S. but Qsiva (the intended trade name for Qsymia in the EU) was denied a marketing authorization by the EC due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsiva would not have been indicated. We intend to seek approval, either directly or through our collaboration partners, for Qsymia and STENDRA in other territories outside the U.S. and the EU. However, we have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing. Foreign regulatory approvals may not be obtained, by us or our collaboration partners responsible for obtaining approval, on a timely basis, or at all, for any of our products. The failure to receive regulatory approvals in a foreign country would prevent us from marketing and commercializing our products in that country, which could have a material adverse effect on our business, financial condition and results of operations.

We, together with Menarini, Sanofi and any potential future collaborators in certain territories, intend to market STENDRA or SPEDRA outside the U.S., which will subject us to risks related to conducting business internationally.

We, through Menarini, Sanofi and any potential future collaborators in certain territories, intend to manufacture, market, and distribute STENDRA or SPEDRA outside the U.S. We expect that we will be subject to additional risks related to conducting business internationally, including:

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

We have significant inventories on hand and, for the years ended December 31, 2015 and 2014, we recorded inventory impairment and commitment fees totaling $29.5 million and $2.2 million, respectively, primarily to write off excess inventory related to Qsymia.

We maintain significant inventories and evaluate these inventories on a periodic basis for potential excess and obsolescence. During the years ended December 31, 2015 and 2014, we recognized total charges of $29.5 million and $2.2 million, respectively, primarily for Qsymia inventories on hand in excess of projected demand. The inventory impairment charges were based on our analysis of current Qsymia inventory on hand and remaining shelf life, in relation to our projected demand for the product. The current FDA-approved commercial product shelf life for Qsymia is 36 months. STENDRA is approved in the U.S. and SPEDRA is approved in the EU for 48 months of commercial product shelf life.

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

In July 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. In November 2013, we entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie to manufacture and supply the avanafil tablets on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. We have obtained approval from FDA and the European Medicines Agency, or EMA, of Sanofi Chimie as a qualified supplier of avanafil API and of Sanofi Winthrop Industrie as a qualified supplier of the avanafil tablets. We have entered into supply agreements with Menarini and Metuchen under which we are obligated to supply them with avanafil tablets. If we are unable to maintain a reliable supply of avanafil API or tablets from Sanofi Chimie and/or Sanofi Winthrop Industrie, we may be unable to satisfy our obligations under these supply agreements in a timely manner or at all, and we may, as a result, be in breach of one or both of these agreements.

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

Qsymia and STENDRA/SPEDRA may not gain market acceptance among physicians, patients, healthcare payors or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from such drugs will depend on a number of factors, including:

•	our ability to expand the use of Qsymia through targeted patient and physician education;
•	our ability to find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience;
•	our ability to obtain marketing authorization by the EC for Qsiva in the EU through the centralized procedure;
•	our ability to maintain the certified retail pharmacy distribution channel in the United States for Qsymia;
•	contraindications for Qsymia and STENDRA/SPEDRA;
•	competition and timing of market introduction of competitive drugs;
•	quality, safety and efficacy in the approved setting;
•	prevalence and severity of any side effects, including those of the components of our drugs;
•	emergence of previously unknown side effects, including those of the generic components of our drugs;
•	results of any post-approval studies;
•	potential or perceived advantages or disadvantages over alternative treatments, including generics;
•	the relative convenience and ease of administration and dosing schedule;
•	the convenience and ease of purchasing the drug, as perceived by potential patients;
•	strength of sales, marketing and distribution support;
•	price, both in absolute terms and relative to alternative treatments;

•	the effectiveness of our or our current or any future collaborators’ sales and marketing strategies;
•	the effect of current and future healthcare laws;
•	availability of coverage and reimbursement from government and other third-party payors;
•	the level of mandatory discounts required under federal and state healthcare programs and the volume of sales subject to those discounts;
•	recommendations for prescribing physicians to complete certain educational programs for prescribing drugs;
•	the willingness of patients to pay out-of-pocket in the absence of government or third-party coverage; and
•	product labeling, product insert, or new REMS requirements of FDA or other regulatory authorities.

Our drugs may fail to achieve market acceptance or generate significant revenue to achieve sustainable profitability. In addition, our efforts to educate the medical community and third-party payors on the safety and benefits of our drugs may require significant resources and may not be successful.

We are required to complete post-approval studies and trials mandated by FDA for Qsymia, and such studies and trials are expected to be costly and time consuming. If the results of these studies and trials reveal unacceptable safety risks, Qsymia may be required to be withdrawn from the market.

As part of the approval of Qsymia, we are required to conduct several post-marketing studies and trials, including a clinical trial to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease, or AQCLAIM, studies to assess the safety and efficacy of Qsymia for weight management in obese pediatric and adolescent subjects, studies to assess drug utilization and pregnancy exposure and a study to assess renal function. We estimate the AQCLAIM trial as currently designed will cost between $180 million and $220 million and the trial could take as long as five to six years to complete. In September 2013, we submitted a request to the EMA for Scientific Advice, a procedure similar to the U.S. Special Protocol Assessment process, regarding use of a pre-specified interim analysis from the CVOT, known as AQCLAIM, to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease. Our request was to allow this interim analysis to support the resubmission of an application for a marketing authorization for Qsiva for treatment of obesity in accordance with the EU centralized marketing authorization procedure. We received feedback in 2014 from the EMA and the various competent authorities of the EU Member States associated with review of the AQCLAIM CVOT protocol, and we received feedback from FDA in late 2014 regarding the amended protocol. As a part of addressing FDA comments from a May 2015 meeting to discuss alternatives to completion of a CVOT, we worked with cardiovascular and epidemiology experts in exploring alternate solutions to demonstrate the long-term cardiovascular safety of Qsymia. After reviewing a summary of Phase 3 data relevant to CV risk and post-marketing safety data, the cardiology experts noted that they believe there was an absence of an overt CV risk. The epidemiology experts maintained that a well-conducted retrospective observational study could provide data to further inform on potential CV risk. We worked with the expert group to develop a protocol and conduct a retrospective observational study. We are in the process of analyzing the collected information for discussion with FDA. Although we and the consulted experts believe there is no overt signal for CV risk to justify the AQCLAIM CVOT, VIVUS is committed to working with FDA to reach a resolution. As for the EU, even if FDA were to accept a retrospective observational study in lieu of a CVOT, there would be no assurance that the EMA would accept the same. There can be no assurance that we will be successful in developing a further revised protocol or that any such revised protocol will reduce the costs of the study or obtain FDA or EMA agreement that it will fulfill the requirement of demonstrating the long-term cardiovascular safety of Qsymia. Furthermore, there can be no assurance that FDA or EMA will not request or require us to provide additional information or undertake additional preclinical studies and clinical trials or retrospective observational studies.

In addition to these studies, FDA may also require us to perform other lengthy post-approval studies or trials, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results, financial condition and stock price. Failure to comply with the applicable regulatory requirements, including the completion of post-marketing studies and trials, can result in, among other things, civil monetary penalties, suspensions of regulatory approvals, operating restrictions and criminal prosecution. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and stock price. We have not complied with all the regulatory timelines for the required post-marketing trials and studies, and this may be considered a violation of the statute if FDA does not find good cause.

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

Qsymia is a combination of two active ingredient drug products approved individually by FDA that are commercially available and marketed by other companies, although the specific dose strengths differ. As a result, Qsymia may be subject to substitution by prescribing physicians, or by pharmacists, with individual drugs contained in the Qsymia formulation, which would adversely affect our business.

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

Qsymia and STENDRA/SPEDRA, like all pharmaceutical products, are subject to heightened risk for product liability claims due to inherent potential side effects. For example, because topiramate, a component of Qsymia, may increase the risk of congenital malformation in infants exposed to topiramate during the first trimester of pregnancy and also may increase the risk of suicidal thoughts and behavior, such risks may be associated with Qsymia as well. Other potential risks involving Qsymia may include, but are not limited to, an increase in resting heart rate, acute angle closure glaucoma, cognitive and psychiatric adverse events, metabolic acidosis, an increase in serum creatinine, hypoglycemia in patients with type 2 diabetes, kidney stone formation, decreased sweating and hypokalemia, or lower-than-normal amount of potassium in the blood.

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

If we cannot successfully defend ourselves against a product liability claim, whether involving Qsymia, STENDRA/SPEDRA or a future investigational drug candidate or product, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Qsymia for the treatment of chronic weight management competes with several approved anti-obesity drugs including, Belviq® (lorcaserin), Arena Pharmaceutical’s approved anti-obesity compound marketed by Eisai Inc., Eisai Co., Ltd.’s U.S. subsidiary; Xenical® (orlistat), marketed by Roche; alli®, the over-the-counter version of orlistat, marketed by GlaxoSmithKline; Contrave® (naltrexone/bupropion), Orexigen Therapeutics, Inc.’s anti-obesity compound; and Saxenda® (liraglutide), an anti-obesity compound marketed by Novo Nordisk A/S. Agents that have been approved for type 2 diabetes that have demonstrated weight loss in clinical studies may also compete with Qsymia. These include Farxiga™ (dapagliflozin) from AstraZeneca and Bristol-Myers Squibb, an SGLT2 inhibitor; Jardiance® (empagliflozin) from Boehringer Ingelheim, an SGLT2 inhibitor; Victoza® (liraglutide) from Novo Nordisk A/S, a GLP-1 receptor agonist; Invokana® (canaglifozin) from Johnson & Johnson’s Janssen Pharmaceuticals, an SGLT2 inhibitor and Glyxambi® (empagliflozin/linagliptin) from Boehringer Ingelheim and Eli Lilly, an SGLT2 inhibitor and DPP-4 inhibitor combination product. Also, EnteroMedics® Inc. markets the Maestro Rechargeable System for certain obese adults, the first weight loss treatment device that targets the nerve pathway between the brain and the stomach that controls feelings of hunger and fullness.

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

We also may face competition from the off-label use of the generic components in our drugs. In particular, it is possible that patients will seek to acquire phentermine and topiramate, the generic components of Qsymia. Neither of these generic components has a REMS program and both are available at retail pharmacies. Although the dose strength of these generic components has not been approved by FDA for use in the treatment of obesity, the off-label use of the generic components in the U.S. or the importation of the generic components from foreign markets could adversely affect the commercial potential for our drugs and adversely affect our overall business, financial condition and results of operations.

There are also surgical approaches to treat severe obesity that are becoming increasingly accepted. Two of the most well established surgical procedures are gastric bypass surgery and adjustable gastric banding, or lap bands. In February 2011, FDA approved the use of a lap band in patients with a BMI of 30 (reduced from 35) with comorbidities. The lowering of the BMI requirement will make more obese patients eligible for lap band surgery. In addition, other potential approaches that utilize various implantable devices or surgical tools are in development. Some of these approaches are in late-stage development and may be approved for marketing.

Qsymia may also face challenges and competition from newly developed generic products. Under the U.S. Drug

Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, newly approved drugs and indications may benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act stimulates competition by providing incentives to generic pharmaceutical manufacturers to introduce non-infringing forms of patented pharmaceutical products and to challenge patents on branded pharmaceutical products. If we are unsuccessful at challenging an Abbreviated New Drug Application, or ANDA, filed pursuant to the Hatch-Waxman Act, a generic version of Qsymia may be launched, which would harm our business.  Generic manufacturers pursuing ANDA approval are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on FDA’s finding that the innovator’s product is safe and effective. Additionally, generic drug companies generally do not expend significant sums on sales and marketing activities, instead relying on physicians or payors to substitute the generic form of a drug for the branded form. Thus, generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical or biotechnology companies who have incurred substantial expenses associated with the research and development of the drug product and who must spend significant sums marketing a new drug.

The FDCA provides that an ANDA holder and an innovator drug with a REMS with Elements to Assure Safe use, like Qsymia, must use a single shared REMS system to assure safe use unless FDA waives this requirement and permits the ANDA holder to implement a separate but comparable REMS. We cannot predict the outcome or impact on our business of any future action that we may take with regard to sharing our REMS program or if FDA grants a waiver allowing the generic competitor to market a generic drug with a separate but comparable REMS.

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

From time to time, we consider strategic transactions, such as out-licensing or in-licensing of compounds or technologies, acquisitions of companies and asset purchases. Most recently, on September 30, 2016, we entered into a license and commercialization agreement and a commercial supply agreement with Metuchen. Under the terms of the agreements, Metuchen received an exclusive license to develop, commercialize and promote STENDRA in the United States, Canada, South America and India, or the Territory, effective October 1, 2016. Additionally, on January 6, 2017, we entered into a Patent Assignment Agreement with Selten, whereby we received exclusive, worldwide rights for the development and commercialization of tacrolimus for the treatment of PAH and related vascular diseases.  Further potential transactions we may consider include a variety of different business arrangements, including strategic partnerships, joint ventures, spin-offs, restructurings, divestitures, business combinations and investments. In addition, another entity may pursue us as an acquisition target. Any such transactions may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges, require additional expertise or disrupt our management or business, any of which could harm our operations and financial results.

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

As part of our growth strategy, we may acquire, in-license, develop and/or market additional products and investigational drug candidates. Most recently, on January 6, 2017, we entered into a Patent Assignment Agreement with Selten, whereby we received exclusive, worldwide rights for the development and commercialization of tacrolimus for the treatment of PAH and related vascular diseases. Because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical investigational drug candidates and products.

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

Further, any investigational drug candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and obtaining approval by FDA and applicable foreign regulatory authorities. All investigational drug candidates are prone to certain failures that are relatively common in the field of drug development, including the possibility that an investigational drug candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot be certain that any drugs that we develop or approved products that we may acquire will be commercialized profitably or achieve market acceptance.

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

For example, Catalent Pharma Solutions, LLC, or Catalent, is our sole source of clinical and commercial supplies for Qsymia. While Catalent has significant experience in commercial scale manufacturing, there is no assurance that Catalent will be successful in continuing to supply Qsymia at current levels or increasing the scale of the Qsymia manufacturing process, should the market demand for Qsymia expand beyond the level supportable by the current validated manufacturing process. Such a failure by Catalent to meet current demand or to further scale up the commercial manufacturing process for Qsymia could have a material adverse impact on our ability to realize commercial success with Qsymia in the U.S. market, and have a material adverse impact on our plan, market price of our common stock and financial condition.

For avanafil, in July 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. On November 18, 2013, we entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie to manufacture and supply the avanafil tablets for STENDRA and SPEDRA on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. Sanofi is responsible for all aspects of manufacture, including obtaining the starting materials for the production of API. If Sanofi is unable to manufacture the API or tablets in sufficient quantities to meet projected demand, future sales could be adversely affected, which in turn could have a detrimental impact on our financial results, our license, commercialization, and supply agreements with our collaboration partners, and our ability to enter into a collaboration agreement for the commercialization in other territories.

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

The collection and use of personal health data and other personal data in the EU is governed by the provisions of the Data Protection Directive as implemented into national laws by the EU Member States. This Directive imposes restrictions on the processing (e.g., collection, use, disclosure) of personal data, including a number of requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals prior to processing their personal data, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive also imposes strict restrictions on the transfer of personal data out of the EU to the United States. Failure to comply with the requirements of the Data Protection Directive and the related national data protection laws of the EU Member States may result in fines and other administrative penalties. The General Data Protection Regulation, or GDPR, an EU-wide regulation that will be fully enforceable by May 25, 2018, will introduce new data protection requirements in the EU and substantial fines for violations of the data protection rules. The GDPR will increase our responsibility and liability in relation to EU personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules. This may be onerous and increase our cost of doing business.

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

•

numerous U.S. federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and protection of personal information. Other countries also have, or are developing, laws governing the collection, use, disclosure and protection of personal information. In addition, most healthcare providers who prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 and by the Health Information Technology for Economic and Clinical Health Act, or HITECH, which are collectively referred to as HIPAA. We are not a HIPAA-covered entity and we do not operate as a business associate to any covered entities. Therefore, the HIPAA privacy and security requirements do not apply to us (other than potentially with respect to providing certain employee benefits). However, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting and/or conspiring to commit a violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing amount of focus on privacy and data security issues with the potential to affect our business. These privacy and data security laws and regulations could increase our cost of doing business, and failure to comply with these laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business;

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

If our operations are found to be in violation of any of the laws and regulations described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, like Medicare and Medicaid, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations, or associated adverse publicity, could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws and regulations, the risks cannot be entirely eliminated. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy data, security and fraud laws and regulations may prove costly.

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

FDA, and third-country authorities, including the competent authorities of the EU Member States, have the authority to impose significant restrictions, including REMS requirements, on approved products through regulations on advertising, promotional and distribution activities. After approval, if products are marketed in contradiction with FDA laws and regulations, FDA may issue warning letters that require specific remedial measures to be taken, as well as an immediate cessation of the impermissible conduct, resulting in adverse publicity. FDA may also require that all future promotional materials receive prior agency review and approval before use. Certain states have also adopted regulations and reporting requirements surrounding the promotion of pharmaceuticals. Qsymia and STENDRA are subject to these regulations. Failure to comply with state requirements may affect our ability to promote or sell pharmaceutical drugs in certain states. This, in turn, could have a material adverse impact on our financial results and financial condition and could subject us to significant liability, including civil and administrative remedies as well as criminal sanctions.

We are subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize our drugs.

We are required to comply with extensive regulations for drug manufacturing, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping in connection with the marketing of Qsymia and STENDRA. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the investigational drug candidates or to whom and how we may distribute our products. Even after FDA approval is obtained, FDA may still impose significant restrictions on a drug’s indicated uses or marketing or impose ongoing requirements for REMS or potentially costly post-approval studies. For example, the labeling approved for Qsymia includes restrictions on use, including recommendations for pregnancy testing, level of obesity and duration of treatment. We are subject to ongoing regulatory obligations and restrictions that may result in significant expense and limit our ability to commercialize Qsymia. FDA has also required the distribution of a Medication Guide to Qsymia patients outlining the increased risk of teratogenicity with fetal exposure and the possibility of suicidal thinking or behavior. In addition, FDA has required a REMS that may act to limit access to the drug, reduce our revenues and/or increase our costs. FDA may modify the Qsymia REMS in the future to be more or less restrictive.

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

All of those involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including our existing supply contract manufacturers, and clinical trial investigators, are subject to extensive regulation. Components of a finished drug product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with current Good Manufacturing Practices, or cGMP. These regulations govern quality control of the manufacturing processes and documentation policies and procedures, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of our third-party contractors must be inspected routinely for compliance. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, we or FDA may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the issuance of a warning letter, temporary or permanent suspension of a clinical trial or commercial sales, recalls, market withdrawals, seizures, or the temporary or permanent closure of a facility. Any such remedial measures would be imposed upon us or third parties with whom we contract until satisfactory cGMP compliance is achieved. FDA could also impose civil penalties. We must also comply with similar regulatory requirements of foreign regulatory agencies.

We obtain the necessary raw materials and components for the manufacture of Qsymia and STENDRA as well as certain services, such as analytical testing packaging and labeling, from third parties. In particular, we rely on Catalent to supply Qsymia capsules and Packaging Coordinators, Inc., or PCI, for Qsymia packaging services. We rely on Sanofi Chimie and Sanofi Winthrop to supply avanafil API and tablets. We and these suppliers and service providers are required to follow cGMP requirements and are subject to routine and unannounced inspections by FDA and by state and foreign regulatory agencies for compliance with cGMP requirements and other applicable regulations. Upon inspection of these facilities, FDA or foreign regulatory agencies may find the manufacturing process or facilities are not in compliance with cGMP requirements and other regulations. Because manufacturing processes are highly complex and are subject to a lengthy regulatory approval process, alternative qualified supply may not be available on a timely basis or at all.

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

In February 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act These regulations become effective on April 1, 2016. Moreover, legislative changes to the Affordable Care Act remain possible and appear likely in the 115th United States Congress and under the Trump Administration. We expect that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will be time consuming, and could have a material adverse effect on our results of operations.

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

The Affordable Care Act expanded the 340B program to include additional entity types: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Affordable Care Act, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The Affordable Care Act also obligates the Secretary of the U.S. Department of Health and Human Services, or HHS, to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs.  The Health Resources and Services Administration, or HRSA, the agency that administers the 340B program, recently initiated the process of updating the agreement with participating manufacturers.  The Healthcare Reform Act also obligates the Secretary of HHS to create regulations and processes to improve the integrity of the 340B program.  In 2015, HRSA issued proposed omnibus guidance that addresses many aspects of the 340B program, and in August 2016, HRSA issued a proposed regulation regarding an administrative dispute resolution process for the 340B program.  It is unclear when or whether the guidance or regulation will be released in final form under the Trump Administration.  On January 5, 2017, HRSA issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The March 6, 2017 effective date of this regulation is subject to a temporary delay directed by the Trump Administration, and the regulation could be subject to further delay or other modification by the Trump Administration. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate.  In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

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

We are liable for errors associated with our submission of pricing data. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false average manufacturer price or best price information to the government, we may be liable for civil monetary penalties in the amount of $178,156 per item of false information. Our failure to submit monthly/quarterly average manufacturer price and best price data on a timely basis could result in a civil monetary penalty of $12,856 per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.

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

If we misstate Non-FAMPs or FCPs, we must restate these figures.  Additionally, pursuant to the VHCA, knowing provision of false information in connection with a Non-FAMP filing can subject us to penalties of $178,156 for each item of false information.   If we overcharge the government in connection with our FSS contract or the Tricare Retail Pharmacy Program, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government.  Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

The healthcare industry in the U.S. and abroad is undergoing fundamental changes that are the result of political, economic and regulatory influences. The levels of revenue and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce healthcare costs through various means. Reforms that have been and may be considered include mandated basic healthcare benefits, controls on healthcare spending through limitations on the increase in private health insurance premiums and the types of drugs eligible for reimbursement and Medicare and Medicaid spending, the creation of large insurance purchasing groups, and fundamental changes to the healthcare delivery system. These proposals include measures that would limit or prohibit payments for some medical treatments or subject the pricing of drugs to government control and regulations changing the rebates we are required to provide. Further, federal budgetary concerns could result in the implementation of significant federal spending cuts, including cuts in Medicare and other health related spending in the near-term. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012.  Subsequent legislation extended the 2% reduction, on average, to 2025. These cuts reduce reimbursement payments related to our products, which could potentially negatively impact our revenue.

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

•

Effective in January 2011, the Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2017, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.

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

The Affordable Care Act also expanded the Public Health Service’s 340B drug pricing discount program. The 340B pricing program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Affordable Care Act expanded the 340B program to include additional types of covered entities: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Affordable Care Act, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The Affordable Care Act also obligates the Secretary of the Department of Health and Human Services to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs.  The Health Resources and Services Administration, or HRSA, the agency that administers the 340B program, recently initiated the process of updating the agreement with participating manufacturers.  The Healthcare Reform Act also obligates the Secretary of the Department of Health and Human Services to create regulations and processes to improve the integrity of the 340B program.  In 2015, HRSA issued proposed omnibus guidance that addresses many aspects of the 340B program, and in August 2016, HRSA issued a proposed regulation regarding an administrative dispute resolution process for the 340B program.  It is unclear when or whether the guidance or regulation will be released in final form under the Trump Administration.  On January 5, 2017, HRSA issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The March 6, 2017 effective date of this regulation is subject to a temporary delay directed by the Trump Administration, and the regulation could be subject to further delay or other modification by the Trump Administration. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate.  In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of government healthcare or third-party reimbursement programs will not have a material adverse effect on us. Healthcare reform is also under consideration in other countries where we intend to market Qsymia. Moreover, legislative changes to the Affordable Care Act remain possible and appear likely in the 115th United States Congress and under the Trump Administration. We expect that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved.

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

Both of the active pharmaceutical ingredients in Qsymia, phentermine and topiramate, are available as single ingredient generic products and do not have a REMS requirement. The exact doses of the active ingredients in Qsymia are different than those currently available for the generic components. State pharmacy laws prohibit pharmacists from substituting drugs with differing doses and formulations. The safety and efficacy of Qsymia is dependent on the titration, dosing and formulation, which we believe could not be easily duplicated, if at all, with the use of generic substitutes. However, there can be no assurance that we will be able to provide for optimal reimbursement of Qsymia as a treatment for obesity or, if approved, for any other indication, from third-party payors or the U.S. government. Furthermore, there can be no assurance that healthcare providers would not actively seek to provide patients with generic versions of the active ingredients in Qsymia in order to treat obesity at a potential lower cost and outside of the REMS requirements.

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

Despite the implementation of security measures, our internal computer systems and those of our contract sales organization, or CSO, CROs, safety monitoring company and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, accidents, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our investigational drug candidate development programs and drug manufacturing operations. For example, the loss of clinical trial data from completed or ongoing clinical trials for our investigational drug candidates could result in delays in our regulatory approval efforts with FDA, the EC, or the competent authorities of the EU Member States, and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our investigational drug candidates, or commercialization of our approved drugs, could be delayed. If we are unable to restore our information systems in the event of a systems failure, our communications, daily operations and the ability to develop our investigational drug candidates and approved drug commercialization efforts would be severely affected.

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

Other entities may also challenge the validity or enforceability of our patents and patent applications in litigation or administrative proceedings. The sponsor of a generic application seeking to rely on one of our approved drug products as the reference listed drug must make one of several certifications regarding each listed patent. A “Paragraph III” certification is the sponsor’s statement that it will wait for the patent to expire before obtaining approval for its product. A “Paragraph IV” certification is a challenge to the patent; it is an assertion that the patent does not block approval of the later product, either because the patent is invalid or unenforceable or because the patent, even if valid, is not infringed by the new product. Once FDA accepts for filing a generic application containing a Paragraph IV certification, the applicant must within 20 days provide notice to the reference listed drug, or RLD, NDA holder and patent owner that the application with patent challenge has been submitted, and provide the factual and legal basis for the applicant’s assertion that the patent is invalid or not infringed. If the NDA holder or patent owner file suit against the generic applicant for patent infringement within 45 days of receiving the Paragraph IV notice, FDA is prohibited from approving the generic application for a period of 30 months from the date of receipt of the notice. If the RLD has new chemical entity exclusivity and the notice is given and suit filed during the fifth year of exclusivity, the 30-month stay does not begin until five years after the RLD approval. FDA may approve the proposed product before the expiration of the 30-month stay if a court finds the patent invalid or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation. If a competitor or a generic pharmaceutical provider successfully challenges our patents, the protection provided by these patents could be reduced or eliminated and our ability to commercialize any approved drugs would be at risk. In addition, if a competitor or generic manufacturer were to receive approval to sell a generic or follow-on version of one of our products, our approved product would become subject to increased competition and our revenues for that product would be adversely affected.

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

We have received notices of ANDA filings for Qsymia submitted by generic drug companies. These ANDA filings assert that generic forms of Qsymia would not infringe on our issued patents. As a result of these filings, we have commenced litigation to defend our patent rights, which is expected to be costly and time-consuming and, depending on the outcome of the litigation, we may face competition from lower cost generic or follow-on products in the near term.

Qsymia is approved under the provisions of the Federal Food, Drug and Cosmetic Act, or FDCA, which renders it susceptible to potential competition from generic manufacturers via the Hatch-Waxman Act and ANDA process. The ANDA procedure includes provisions allowing generic manufacturers to challenge the innovator’s patent protection by submitting “Paragraph IV” certifications to FDA in which the generic manufacturer claims that the innovator’s patent is invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of the generic product. A patent owner who receives a Paragraph IV certification may choose to sue the generic applicant for patent infringement.

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

The schedule for both suits has now been consolidated for expert discovery and trial. Expert discovery is scheduled to close on April 21, 2017. A final pretrial conference is scheduled for May 31, 2017 and a second pretrial conference, if necessary, is scheduled for June 28, 2017. No trial date has been scheduled.

On June 20, 2016, we have received a Paragraph IV certification notice from Hetero USA Inc. and Hetero Labs Limited, collectively referred to as Hetero, contending that our patents listed in the Orange Book for STENDRA (U.S. Patents 6,656,935 and 7,501,409) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of STENDRA. On July 27, 2016, we filed a lawsuit in the U.S. District Court for the District of New

Jersey against Hetero. On January 3, 2017, we entered into a settlement agreement with Hetero.  Under the settlement agreement, Hetero was granted a license to manufacture and commercialize the generic version of STENDRA described in its ANDA filing in the United States as of the date that is the later of (a) October 29, 2024, which is 180 days prior to the expiration of the last to expire of the Asserted Patents,  or (b) the date that Hetero obtains final approval from FDA of the Hetero ANDA. The Settlement Agreement provides for a full settlement of all claims that were asserted in the suit.

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

Risks Relating to our Financial Position and Need for Financing

We may require additional capital for our future operating plans and debt servicing requirements, and we may not be able to secure the requisite additional funding on acceptable terms, or at all, which would force us to delay, reduce or eliminate commercialization or development efforts.

We expect that our existing capital resources combined with future anticipated cash flows will be sufficient to support our operating activities at least through the next twelve months. However, we anticipate that we will be required to obtain additional financing to fund our commercialization efforts, additional clinical studies for approved products, the development of our research and development pipeline and the servicing requirements of our debt. Our future capital requirements will depend upon numerous factors, including:

•	our ability to expand the use of Qsymia through targeted patient and physician education;
•	our ability to find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience on a timely basis;
•	our ability to obtain marketing authorization by the EC for Qsiva in the EU through the centralized marketing authorization procedure;
•	our ability to manage costs;
•	the substantial cost to expand into certified retail pharmacy locations and the cost required to maintain the REMS program for Qsymia;
•	the cost, timing and outcome of the post-approval clinical studies FDA has required us to perform as part of the approval for Qsymia;
•	our ability, along with our collaboration partners, to successfully commercialize STENDRA/SPEDRA;
•	our ability to successfully commercialize STENDRA through a third party in other territories in which we do not currently have a commercial collaboration;

•	the progress and costs of our research and development programs;
•	the scope, timing, costs and results of pre-clinical, clinical and retrospective observational studies and trials;
•	the cost of access to electronic records and databases that allow for retrospective observational studies;
•	patient recruitment and enrollment in future clinical trials;
•	the costs involved in seeking regulatory approvals for future drug candidates;
•	the costs involved in filing and pursuing patent applications, defending and enforcing patent claims;
•	the establishment of collaborations, sublicenses and strategic alliances and the related costs, including milestone payments;
•	the cost of manufacturing and commercialization activities and arrangements;
•	the level of resources devoted to our future sales and marketing capabilities;
•	the cost, timing and outcome of litigation, if any;
•	the impact of healthcare reform, if any, imposed by the federal government; and
•	the activities of competitors.

Future capital requirements will also depend on the extent to which we acquire or invest in additional businesses, products and technologies. On January 6, 2017, we entered into a Patent Assignment Agreement with Selten whereby we received exclusive, worldwide rights for the development and commercialization of BMPR2 activators for the treatment of PAH and related vascular diseases.  Selten received an upfront payment of $1.0 million and is entitled to milestone payments based on global development status and future sales milestones, as well as tiered royalty payments on future sales of these compounds.  The total potential milestone payments are $39.6 million.

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

As of December 31, 2016, we have $250.0 million in 4.5% Convertible Senior Notes due May 1, 2020, which we refer to as the Convertible Notes. The Convertible Notes are convertible into approximately 16,826,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 67.3038 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $14.858 per share, subject to adjustment under certain conditions. On October 8, 2015, IEH Biopharma LLC, a subsidiary of Icahn Enterprises L.P., announced that it had received tenders for $170,165,000 of the aggregate principal amount of our Convertible Notes in its previously announced cash tender offer for any and all of the outstanding Convertible Notes. The Convertible Notes are convertible at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. Investors in our common stock will be diluted to the extent the Convertible Notes are converted into shares of our common stock, rather than being settled in cash.

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

At December 31, 2016, we had $269.5 million in cash, cash equivalents and available-for-sale securities. While at December 31, 2016, our excess cash balances were invested in money market, U.S. Treasury securities and corporate debt securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. Treasury securities or corporate debt securities as of December 31, 2016. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

Our involvement in securities-related class action and shareholder litigation could divert our resources and management’s attention and harm our business.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug candidate development programs, the review of marketing applications by regulatory authorities and the commercial launch of newly approved drugs. We were a defendant in federal and consolidated state shareholder derivative lawsuits. These securities-related class action lawsuits generally alleged that we and our officers misled the investing public regarding the safety and efficacy of Qsymia and the prospects for FDA’s approval of the Qsymia NDA as a treatment for obesity. Securities-related class action litigation often is expensive and diverts management’s attention and our financial resources, which could adversely affect our business.

For example, on March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against us and three of our former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114 cv 261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for our success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14 cv 03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs voluntarily dismissed their state court action with prejudice.  Defendants moved to dismiss the federal action and moved to dismiss again after plaintiffs amended their complaint to include additional factual allegations and to add seven new claims under California law.  The court granted the latter motion on June 18, 2015, dismissing the seven California claims with prejudice and dismissing the two federal claims with leave to amend. Plaintiffs filed a Second Amended Complaint on August 17, 2015. Defendants moved to dismiss that complaint as well.  On April 19, 2016, the court granted defendants’ motion to dismiss with prejudice and entered judgment in favor of defendants.  Plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals on May 18, 2016.  Briefing on the appeal has now been completed.  The Ninth Circuit has not yet scheduled the matter for oral argument or consideration.

We maintain directors’ and officers’ liability insurance that we believe affords coverage for much of the anticipated cost of the remaining Jasin action, subject to the use of our financial resources to pay for our self-insured retention and the policies’ terms and conditions.

We have an accumulated deficit of $813.1 million as of December 31, 2016, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $813.1 million for the period from our inception through December 31, 2016, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income may be limited.

As of December 31, 2016, we had approximately $635.7 million and $265.0 million of net operating loss, or NOL, carryforwards with which to offset our future taxable income for federal and state income tax reporting purposes, respectively. Utilization of our net operating loss and tax credit carryforwards, or tax attributes, may be subject to substantial annual limitations provided by the Internal Revenue Code and similar state provisions to the extent certain ownership changes are deemed to occur. Such an annual limitation could result in the expiration of the tax attributes before utilization. The tax attributes reflected above have not been reduced by any limitations. To the extent it is determined upon completion of the analysis that such limitations do apply, we will adjust the tax attributes accordingly. We face the risk that our ability to use our tax attributes will be substantially restricted if we undergo an “ownership change” as defined in Section 382 of the U.S. Internal Revenue Code, or Section 382. An ownership change under Section 382 would occur if “5-percent shareholders,” within the meaning of Section 382, collectively increased their ownership in the Company by more than 50 percentage points over a rolling three-year period. We have not completed a recent study to assess whether any change of control has occurred or whether there have been multiple changes of control since the Company’s formation, due to the significant complexity and cost associated with the study. We have completed studies through June 30, 2016 and concluded no adjustments were required. If we have experienced a change of control at any time since our formation, our NOL carryforwards and tax credits may not be available, or their utilization could be subject to an annual limitation under Section 382. A full valuation allowance has been provided against our NOL carryforwards, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Accordingly, there would be no impact on the consolidated balance sheet or statement of operations.

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

•	the costs, timing and outcome of post-approval clinical studies which FDA has required us to perform as part of the approval for Qsymia and STENDRA;
•	the substantial cost to expand into certified retail pharmacy locations and the cost required to maintain the REMS program for Qsymia;
•	results within the clinical trial programs for Qsymia and STENDRA or other results or decisions affecting the development of our investigational drug candidates;
•	announcements of technological innovations or new products by us or our competitors;
•	approval of, or announcements of, other anti-obesity compounds in development;
•	publication of generic drug combination weight loss data by outside individuals or companies;
•	actual or anticipated fluctuations in our financial results;
•	our ability to obtain needed financing;
•	sales by insiders or major stockholders;
•	economic conditions in the U.S. and abroad;
•	the volatility and liquidity of the financial markets;
•	comments by or changes in assessments of us or financial estimates by security analysts;

•	negative reports by the media or industry analysts on various aspects of our products, our performance and our future operations;
•	the status of the CVOT and our related discussions with FDA;
•	adverse regulatory actions or decisions;
•	any loss of key management;
•	deviations in our operating results from the estimates of securities analysts or other analyst comments;
•	discussions about us or our stock price by the financial and scientific press and in online investor communities;
•	investment activities employed by short sellers of our common stock;
•	developments or disputes concerning patents or other proprietary rights;
•	reports of prescription data by us or from independent third parties for our products;
•	licensing, product, patent or securities litigation; and
•	public concern as to the safety or efficacy of our drugs or future investigational drug candidates developed by us.

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

Our operating results will likely fluctuate from fiscal quarter to fiscal quarter, and from year to year, and are difficult to predict. Although we have commenced sales of Qsymia, we may never increase these sales or become profitable. In addition, although we have entered into license and commercialization agreements with Menarini to commercialize and promote SPEDRA for the treatment of ED in over 40 countries, including the EU, plus Australia and New Zealand, with Metuchen to commercialize STENDRA in the U.S., Canada, South America and India, and with Sanofi to commercialize avanafil in Africa, the Middle East, Turkey and the CIS, including Russia, we and they may not be successful in commercializing avanafil in these territories. Our operating expenses are largely independent of sales in any particular period. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors. These factors include, but are not limited to, the level of patient demand for Qsymia and STENDRA, the ability of our distribution partners to process and ship product on a timely basis, the success of our third-party’s manufacturing efforts to meet customer demand, fluctuations in foreign exchange rates, investments in sales and marketing efforts to support the sales of Qsymia and STENDRA, investments in the research and development efforts, and expenditures we may incur to acquire additional products.

Future sales of our common stock may depress our stock price.

Sales of our stock by our executive officers or directors, or the perception that such sales may occur, could adversely affect the market price of our stock. We have also registered all common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. Any of our executive officers or directors may adopt trading plans under SEC Rule 10b5-1 to dispose of a portion of their stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

In August 2016, we entered into a lease for new principal executive offices, consisting of approximately 13,981 square feet of office space at 900 East Hamilton Avenue, Campbell, California, or the Campbell Lease. The Campbell Lease has an initial term of approximately 58 months, commencing on December 27, 2016, with a beginning annual rental rate of $3.10 per rentable square foot, subject to agreed-upon increases. We are entitled to an abatement of the monthly rent for the first four months on the lease term, subject to conditions detailed in the Campbell Lease. We have one option to extend the lease term for two years at the fair market rental rate then prevailing as detailed in the Campbell Lease.

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

Item 3.  Legal Proceedings

Shareholder Lawsuit

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114‑cv‑261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14‑cv‑03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs voluntarily dismissed their state court action with prejudice.  Defendants moved to dismiss the federal action and moved to dismiss again after plaintiffs amended their complaint to include additional factual allegations and to add seven new claims under California law.  The court granted the latter motion on June 18, 2015, dismissing the seven California claims with prejudice and dismissing the two federal claims with leave to amend. Plaintiffs filed a Second Amended Complaint on August 17, 2015. Defendants moved to dismiss that complaint as well.  On April 19, 2016, the court granted defendants’ motion to dismiss with prejudice and entered judgment in favor of defendants.  Plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals on May 18, 2016.  Briefing on the appeal has now been completed.  The Ninth Circuit has not yet scheduled the matter for oral argument or consideration.  The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to the use of our financial resources to pay for our self‑insured retention and the policies’ terms and conditions.

The Company and the defendant former officers and directors cannot predict the outcome of the lawsuit, but they believe the lawsuit is without merit and intend to continue vigorously defending against the claims.

Qsymia ANDA Litigation

On May 7, 2014, the Company received a Paragraph IV certification notice from Actavis Laboratories FL indicating that it filed an abbreviated new drug application, or ANDA, with the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Qsymia and contending that the patents listed for Qsymia in FDA Orange Book at the time the notice was received (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, and 8,580,299 (collectively “patents‑in‑suit”)) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Qsymia as described in their ANDA. On June 12, 2014, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as Actavis. The lawsuit (Case No. 14‑3786 (SRC)(CLW)) was filed on the basis that Actavis’ submission of their ANDA to obtain approval to manufacture, use, sell or offer for sale generic versions of Qsymia prior to the expiration of the patents‑in‑suit constitutes infringement of one or more claims of those patents.

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

On March 5, 2015, the Company received a Paragraph IV certification notice from Teva Pharmaceuticals USA, Inc. indicating that it filed an ANDA with FDA, requesting approval to market a generic version of Qsymia and contending that eight patents listed for Qsymia in the Orange Book at the time of the notice (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, 8,580,299, 8,895,057 and 8,895,058) (collectively “patents-in-suit”) are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of a generic form of Qsymia as described in their ANDA. On April 15, 2015, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Teva Pharmaceutical USA, Inc. and Teva Pharmaceutical Industries, Ltd., collectively referred to as Teva. The lawsuit (Case No. 15-2693 (SRC)(CLW)) was filed on the basis that Teva’s submission of their ANDA to obtain approval to manufacture, use, sell, or offer for sale generic versions of Qsymia prior to the expiration of the patents-in-suit constitutes infringement of one or more claims of those patents.

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

The schedule for both suits has now been consolidated for expert discovery and trial. Expert discovery is scheduled to close on April 21, 2017. A final pretrial conference is scheduled for May 31, 2017 and a second pretrial conference, if necessary, is scheduled for June 28, 2017. No trial date has been scheduled.

The Company intends to vigorously enforce its intellectual property rights relating to Qsymia, but the Company cannot predict the outcome of these matters.

STENDRA ANDA Litigation

On June 20, 2016, the Company received a Paragraph IV certification notice from Hetero USA, Inc. and Hetero Labs Limited, collectively referred to as Hetero, indicating that it filed an ANDA with FDA, requesting approval to market a generic version of STENDRA and contending that patents listed for STENDRA in the Orange Book at the time of the notice (U.S. Patents 6,656,935, and 7,501,409) (collectively “patents-in-suit”) are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of a generic form of STENDRA as described in their ANDA. On July 27, 2016, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Hetero (Case No. 16-4560 (KSH)(CLW)). On January 3, 2017, we entered into a settlement agreement with Hetero.  Under the settlement agreement, Hetero was granted a license to manufacture and commercialize the generic version of STENDRA described in its ANDA filing in the United States as of the date that is the later of (a) October 29, 2024, which is 180 days prior to the expiration of the last to expire of the patents-in-suit,  or (b) the date that Hetero obtains final approval from FDA of the Hetero ANDA. The Settlement Agreement provides for a full settlement of all claims that were asserted in the suit.

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

	Three Months Ended
	March 31	June 30	September 30	December 31
2016
High	$1.42	$1.85	$1.32	$1.47
Low	0.92	1.02	0.93	1.03
2015
High	$3.40	$2.65	$2.39	$2.25
Low	2.41	2.22	0.94	0.95

Stockholders

As of February 28, 2017, there were 105,583,530 shares of outstanding common stock that were held by 2,833 stockholders of record and no outstanding shares of preferred stock. On February 28, 2017, the last reported sales price of our common stock on the NASDAQ Global Select Market was $1.12 per share.

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

Stock Performance Graph

The following graph shows a comparison of total stockholder return for holders of our common stock from December 31, 2011 through December 31, 2016 compared with the NASDAQ Composite Index and the RDG SmallCap Pharmaceutical Index. Total stockholder return assumes $100 invested at the beginning of the period in our common stock, the stock represented in the NASDAQ Composite Index and the stock represented by the RDG SmallCap Pharmaceutical Index, respectively. This graph is presented pursuant to SEC rules. We believe that while total stockholder return can be an important indicator of corporate performance, the stock prices of small cap pharmaceutical stocks like VIVUS are subject to a number of market‑related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy, and the performance of other medical technology stocks.

COMPARISON OF 5‑YEAR CUMULATIVE TOTAL RETURN*

Among VIVUS, Inc., the NASDAQ Composite Index, and the RDG SmallCap Pharmaceutical Index

*$100 invested on 12/31/2011 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 2016	4,248	$ 1.09	4,248
November 2016	1,425	$ 1.10	1,425
December 2016	1,425	$ 1.38	1,425
Total	7,098	$ 1.15	7,098	29,890

(a)

In the fourth quarter of 2016, restricted stock unit awards held by certain non-employee directors of the Company vested. These restricted stock units were settled by issuing to each non-employee director shares in the amount due to the director upon vesting, less the portion required to satisfy the estimated income tax liability based on the published stock price at the close of market on the settlement date or the next trading day, which the Company issued to the non-employee director in cash.

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

Selected Financial Data

(In thousands, except per share data)

Selected Annual Financial Data

	Year Ended December 31,
	2016	2015	2014	2013	2012
Income Statement Data:
Total revenue	$124,258	$95,430	$114,181	$81,082	$2,012
Total operating expenses	$68,573	$155,707	$164,892	$235,696	$141,917
Income (loss) from operations	$55,685	$(60,277)	$(50,711)	$(154,614)	$(139,905)
Income (loss) from continuing operations	$23,302	$(93,107)	$(82,647)	$(174,946)	$(139,733)
Net income (loss)	$23,302	$(93,107)	$(82,647)	$(174,456)	$(139,881)
Basic net income (loss) per share—Continuing operations	$0.22	$(0.90)	$(0.80)	$(1.72)	$(1.42)
Diluted net income (loss) per share—Continuing operations	$0.22	$(0.90)	$(0.80)	$(1.72)	$(1.42)
Balance Sheet Data:
Working capital	$255,159	$214,143	$301,789	$371,934	$220,671
Total assets	$305,776	$277,202	$366,938	$431,796	$264,114
Long-term debt	$241,318	$231,390	$227,783	$213,106	$—
Accumulated deficit	$(813,054)	$(836,356)	$(743,249)	$(660,602)	$(486,146)
Stockholders’ equity (deficit)	$18,185	$(7,085)	$82,518	$153,369	$222,909

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the year ended December 31, 2016, are not necessarily indicative of the results that may be expected for future fiscal years. The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements that are included in Item 8 of Part II of this Form 10‑K.

Overview

VIVUS is a biopharmaceutical company developing and commercializing innovative, next-generation therapies to address unmet medical needs in human health, with two approved therapies and one product candidate in active clinical development. Qsymia® (phentermine and topiramate extended release) is approved by FDA for chronic weight management and STENDRA® (avanafil) is approved by FDA for ED and by the EC under the trade name, SPEDRA, for the treatment of ED in the EU. Tacrolimus is in active clinical development for the treatment of PAH.

Commercial Products

Qsymia

Qsymia was approved by FDA in July 2012, as an adjunct to a reduced calorie diet and increased physical activity for chronic weight management in adult obese or overweight patients in the presence of at least one weight related comorbidity, such as hypertension, type 2 diabetes mellitus or high cholesterol, or dyslipidemia. Qsymia incorporates a proprietary formulation combining low doses of active ingredients from two previously approved drugs, phentermine and topiramate. Although the exact mechanism of action is unknown, Qsymia is believed to suppress appetite and increase satiety, or the feeling of being full, the two main mechanisms that impact eating behavior.

We commercialize Qsymia in the U.S. primarily through a sales force supported by an internal commercial team, who promote Qsymia to physicians. We are focused on maintaining a commercial presence with important Qsymia prescribers, and we have capacity to cover prescriptions from physicians that begin prescribing branded anti-obesity products. We are constantly monitoring prescribing activity in the market, and we have seen new prescriptions being written by HCPs on whom we have not previously dedicated field sales resources.  The current alignment addresses this new prescriber group, and we believe we have been successful in initiating and maintaining dialog with these HCPs.

Our marketing efforts have focused on rolling out unique programs to encourage targeted prescribers to gain more experience with Qsymia with their obese patient population. We continue to invest in digital media in order to amplify our messaging to information-seeking consumers. The digital messaging encourages those consumers most likely to take action to speak with their physicians about obesity treatment options. We believe our enhanced web-based strategies deliver clear and compelling communications to potential patients. In June 2016, we announced an upgraded simplified patient savings plan to further drive Qsymia brand preference at the point of prescription and to encourage long-term use of the brand.

We have recognized revenue for Qsymia based on prescription sell-through by certified retail pharmacies and home delivery pharmacy services networks to patients in the U.S.

STENDRA/SPEDRA

STENDRA is an oral PDE5 inhibitor that we have licensed from MTPC. STENDRA was approved by FDA in April 2012 for the treatment of ED in the United States. In June 2013, the EC adopted a decision granting marketing authorization for SPEDRA, the approved trade name for avanafil in the EU, for the treatment of ED in the EU.

In July 2013, we entered into the Menarini License Agreement under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU, as well as Australia and New Zealand. Menarini commenced its commercialization launch of the product in the EU in early 2014. As of the date of this filing, SPEDRA is commercially available in 30 countries within the territory granted to Menarini pursuant to its license and commercialization agreement, in addition to certain territories in Asia licensed directly from MTPC.

Under the Menarini License Agreement, we have received payments of $63.0 million relating to license and milestone payments and royalty prepayments through December 31, 2016.  Additionally, we are entitled to receive potential milestone payments based on certain net sales targets, plus royalties on SPEDRA sales. Menarini will also reimburse us for payments made to cover various obligations to MTPC during the term of the Menarini License Agreement.

In October 2013, we also entered into the Auxilium License Agreement and the Auxilium Supply Agreement under which Auxilium received an exclusive license to commercialize and promote STENDRA in the United States and Canada and we would supply Auxilium with STENDRA for commercialization. We received an upfront license fee of $30.0 million in October 2013 and a regulatory milestone payment of $15.0 million in 2014 upon approval by FDA of a specific time of onset claim for STENDRA in the Auxilium Territory. Additionally, we received royalty payments based on tiered percentages of the aggregate annual net sales of STENDRA in the Auxilium Territory on a quarterly basis. Auxilium terminated the Auxilium Supply Agreement effective June 30, 2016 and the Auxilium License Agreement effective September 30, 2016.

On September 30, 2016, we entered into the Metuchen License Agreement and the Metuchen Supply Agreement with Metuchen. Under the terms of the Metuchen License Agreement, Metuchen received an exclusive license to develop, commercialize and promote STENDRA in the Metuchen Territory, effective October 1, 2016. We received an upfront license fee of $70 million under the Metuchen License Agreement. Metuchen will also reimburse us for payments made to cover royalty and milestone obligations to MTPC during the term of the license agreement, but will otherwise owe us no future royalties. Metuchen will obtain STENDRA exclusively from us for a mutually agreed term pursuant to the supply agreement. Metuchen may elect to transfer the control of the supply chain for STENDRA for the Territory to itself or its designee by assigning to Metuchen our agreements with the contract manufacturer.

In December 2013, we entered into the Sanofi License Agreement under which Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in the Sanofi Territory. Effective as of December 11, 2013, we also entered into the Sanofi Supply Agreement with Sanofi Winthrop Industrie, a wholly owned subsidiary of Sanofi, which terminated according to its terms on June 30, 2015. We received an upfront license fee of $5.0 million and a $1.5 million manufacturing milestone payment in December 2013.  In February 2014, we received an additional $3.5 million in manufacturing milestone payments. We were also eligible to receive up to $6.0 million in regulatory milestone payments, and up to $45.0 million in sales milestone payments, plus royalties on avanafil sales based on tiered percentages of the aggregate annual net sales in the Sanofi Territory.

Development Program

Pulmonary Arterial Hypertension - Tacrolimus

PAH is a chronic, life-threatening disease characterized by elevated blood pressure in the pulmonary arteries, which are the arteries between the heart and lungs, due to severe constriction of these blood vessels. The current medical therapies for PAH involve ERA, PDE5 inhibitors, prostacyclin analogues, selective IP receptor agonists, and sGC stimulators, which aim to reduce symptoms and improve quality of life. All currently approved products treat the symptoms of PAH, but do not address the underlying disease.  We believe that tacrolimus can be used to enhance reduced BMPR2 signaling that is prevalent in PAH patients and may therefore address a fundamental cause of PAH.

On January 6, 2017, we entered into the Patent Assignment Agreement with Selten, whereby we received exclusive, worldwide rights for the development and commercialization of tacrolimus for the treatment of PAH and related vascular diseases. Under this agreement, Selten received an upfront payment of $1.0 million and is entitled to milestone payments based on global development status and future sales milestones, as well as tiered royalty payments on future sales of these compounds.  The total potential milestone payments are $39.0 million to Selten. We have assumed full responsibility for the development and commercialization of the licensed compounds for the treatment of PAH and related vascular diseases.

On March 16, 2015, tacrolimus for the treatment of PAH received an Orphan Drug Designation. In 2017, we intend to focus on developing a proprietary formulation of tacrolimus to be used in a clinical development program and for commercial use.

Business Strategy Review

Earlier this year, we initiated a business strategy review with an outside advisor. The first announcement was the licensing of STENDRA to Metuchen for the U.S., Canada, South America, and India, as discussed above.  We will continue this process to evaluate strategies for maximizing our current assets as well as potentially building our portfolio of development and commercial assets through in-licensing opportunities. We will also look for opportunities to restructure our existing debt, including repayment or restructuring the outstanding balances.

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

Revenue Recognition

Product Revenue

We recognize product revenue when:

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

Product Revenue Allowances

Product revenue is recognized net of consideration paid to our customers, wholesalers and certified pharmacies for services rendered by the wholesalers and pharmacies in accordance with the wholesalers and certified pharmacy services network agreements, and includes a fixed rate per prescription shipped and monthly program management and data fees. These services are not deemed sufficiently separable from the customers’ purchase of the product; therefore, they are recorded as a reduction of revenue at the time of revenue recognition.

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

The following table summarizes the activity in the accounts related to Qsymia product revenue allowances (in thousands):

		Wholesaler/
	Discount	Pharmacy	Cash	Rebates/
	programs	fees	discounts	Chargebacks	Total
Balance at January 1, 2014	$(702)	$(1,424)	$(134)	$(79)	$(2,339)
Current provision related to sales made during current period*	(17,579)	(6,973)	(1,712)	(2,110)	(28,374)
Payments	17,418	7,393	1,696	1,752	28,259
Balance at December 31, 2014	(863)	(1,004)	(150)	(437)	(2,454)
Current provision related to sales made during current period*	(19,044)	(6,958)	(1,934)	(2,706)	(30,642)
Payments	18,935	6,802	1,920	2,663	30,320
Balance at December 31, 2015	(972)	(1,160)	(164)	(480)	(2,776)
Current provision related to sales made during current period*	(18,919)	(7,153)	(1,679)	(871)	(28,622)
Payments	18,884	7,033	1,630	1,250	28,797
Balance at December 31, 2016	$(1,007)	$(1,280)	$(213)	$(101)	$(2,601)

*Current provision related to sales made during current period includes $27.2 million, $28.7 million and $24.6 million for product revenue allowances related to revenue recognized during the years ended December 31, 2016, 2015 and 2014, respectively. The remaining amounts for the respective years were recorded on the consolidated balance sheets as deferred revenue at the end of each period.

We ship units of Qsymia through a distribution network that includes certified retail pharmacies. Qsymia has a 36–month shelf life and we grant rights to our customers to return unsold product six months prior to and up to 12 months after product expiration and issue credits that may be applied against existing or future invoices. Given our limited history of selling Qsymia and the duration of the return period, we have not had sufficient information to reliably estimate expected returns of Qsymia at the time of shipment, and therefore revenue is recognized when units are dispensed to patients through prescriptions, at which point, the product is not subject to return. We obtain prescription shipment data from the pharmacies to determine the amount of revenue to recognize.

We will continue to recognize revenue for Qsymia based upon prescription sell through until we have sufficient historical information to reliably estimate returns. Our deferred revenue represents product shipped to our customers, but not yet dispensed to patients through prescriptions. A corresponding accounts receivable is also recorded for this amount, as the payments from customers are not contingent upon the sale of product to patients.

Supply Revenue

We recognize supply revenue from the sales of STENDRA or SPEDRA when the four basic revenue recognition criteria described above are met. We produce STENDRA or SPEDRA through a contract manufacturing partner and then sell it to our commercialization partners. We are the primary responsible party in the commercial supply arrangements and bear significant risk in the fulfillment of the obligations, including risks associated with manufacturing, regulatory compliance and quality assurance, as well as inventory, financial and credit loss. As such, we recognize supply revenue on a gross basis as the principal party in the arrangements. Under our product supply agreements, as long as the product meets specified product dating criteria at the time of shipment to the partner, our commercialization partners do not have a right of return or credit for expired product. As such, we recognize revenue for products that meet the dating criteria at the time of shipment.

Revenue from Multiple‑Element Arrangements

We account for multiple element arrangements, such as license and commercialization agreements in which a customer may purchase several deliverables, in accordance with ASC Topic 605 25, Revenue Recognition —Multiple Element Arrangements, or ASC 605 25. We evaluate if the deliverables in the arrangement represent separate units of accounting. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have value to its customers on a stand alone basis. Factors considered in this determination include whether the deliverable is proprietary to us, whether the customer can use the license or other deliverables for their intended purpose without the receipt of the remaining elements, whether the value of the deliverable is dependent on the undelivered items, and whether there are other vendors that can provide the undelivered items. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting.

When deliverables are separable, we allocate non contingent consideration to each separate unit of accounting based upon the relative selling price of each element. When applying the relative selling price method, we determine the selling price for each deliverable using vendor specific objective evidence, or VSOE, of selling price, if it exists, or third party evidence, or TPE, of selling price, if it exists. If neither VSOE nor TPE of selling price exists for a deliverable, we use best estimated selling price, or BESP, for that deliverable. Significant management judgment may be required to determine the relative selling price of each element. Revenue allocated to each element is then recognized based on when the following four basic revenue recognition criteria are met for each element: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured.

Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. Changes in assumptions or judgments, or changes to the elements in an arrangement, could cause a material increase or decrease in the amount of revenue reported in a particular period.

ASC Topic 605 28, Revenue Recognition — Milestone Method or (ASC 605 28), established the milestone method as an acceptable method of revenue recognition for certain contingent, event based payments under research and development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event: (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to us. The determination that a milestone is substantive requires judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is: (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance, and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

Other contingent, event based payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance are not considered milestones under ASC 605 28. In accordance with ASC 605, such payments will be recognized as revenue when all of the four basic revenue recognition criteria are met.

Revenues recognized for royalty payments are recognized when the four basic revenue recognition criteria described above are met.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first in, first out method using a weighted average cost method calculated for each production batch. Inventory includes the cost of the active pharmaceutical ingredients, or API, raw materials and third party contract manufacturing and packaging services.

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

Our policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on our estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on lower actual sales, we may increase the write down for excess inventory for that product and record a charge to inventory impairment. We periodically evaluate the carrying value of inventory on hand for potential excess amount over demand.

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

Share‑Based Payments

Compensation expense is recognized for share-based payments, including stock options, restricted stock units and shares issued under the employee stock purchase plan, using a fair value based method. We estimate the fair value of share based payment awards on the date of the grant using the Black Scholes option pricing model, which requires us to estimate the expected term of the award, the expected volatility, the risk-free interest rate and the expected dividends. The expected term, which represents the period of time that options granted are expected to be outstanding, is derived by analyzing the historical experience of similar awards, giving consideration to the contractual terms of the share based awards, vesting schedules and expectations of future employee behavior. Expected volatilities are estimated using the historical share price performance over the expected term of the option, which are adjusted as necessary for any other factors which may reasonably affect the volatility of VIVUS’s stock in the future. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for the expected term of the award. We do not anticipate paying any dividends in the near future. We develop pre-vesting forfeiture assumptions based on an analysis of historical data.

Share‑based compensation expense is allocated among cost of goods sold, research and development and selling, general and administrative expenses, or included in the inventory carrying value and absorbed into inventory, based on the function of the related employee.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Three levels of inputs are used to measure fair value. The three levels are as follows: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than the quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs in which little or no market data exists.

Our financial instruments include cash equivalents, available for sale securities, accounts receivable, accounts payable, accrued liabilities and debt. Available-for-sale securities are carried at fair value. The carrying value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short term nature of these instruments. Debt instruments are initially recorded at face value, with stated interest and amortization of debt issuance discounts and costs recognized as interest expense.

Our convertible notes contain a conversion option that is classified as equity. We determined the fair value of the liability component of the debt instrument and allocated the excess amount of $95.3 million from the initial proceeds to the conversion option in additional paid-in capital. The fair value of the debt component was determined by estimating a risk adjusted interest rate, or market yield, at the time of issuance for similar notes that do not include the conversion feature. This excess is reported as a debt discount and is amortized as non-cash interest expense, using the effective-interest method, over the expected life of the convertible notes. The convertible notes are recorded in the balance sheet as a component of long-term debt.

Issuance costs related to the conversion feature of the convertible notes were charged to additional paid in capital. The portion of the issuance costs related to the debt component is being amortized and recorded as additional interest expense over the expected life of the convertible notes. In connection with the issuance of the convertible notes, the Company entered into capped call transactions with certain counterparties affiliated with the underwriters. The fair value of the purchased capped calls of $34.7 million was recorded to additional paid-in capital.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, available for sale securities, and accounts receivable. We have established guidelines to limit its exposure to credit risk by placing investments in high credit quality money market funds, U.S. Treasury securities or corporate debt securities and by placing investments with maturities that maintain safety and liquidity within our liquidity needs. We have also established guidelines for the issuance of credit to existing and potential customers.

Accounts Receivable, Allowances for Doubtful Accounts and Cash Discounts

We extend credit to our customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Amounts that are determined to be uncollectible are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. Historically, we have not had any significant uncollected accounts. We offer cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. We account for the cash discounts by reducing revenue and accounts receivable by the amount of the discounts it expects the customers to take. The accounts receivable are reported in the consolidated balance sheets, net of the allowances for doubtful accounts and cash discounts. There is no allowance for doubtful accounts at December 31, 2016 or 2015.

Inventory Impairment and Other Non‑Recurring Charges

Our inventory impairment and other non-recurring charges consist of inventory impairment charges, proxy contest expenses and charges from cost reduction plans, including employee severance, one time termination benefits and ongoing benefits related to the reduction of our workforce, facilities and other facility exit costs. Liabilities for costs associated with the cost reduction plan are recognized when the liability is incurred. In addition, liabilities associated with cost reduction activities are measured at fair value. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Ongoing benefits are expensed when cost reduction activities are probable and the benefit amounts are estimable. Other costs primarily consist of legal, consulting, and other costs related to employee terminations and are expensed when incurred. Termination benefits are calculated in accordance with the various agreements with certain of our employees.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover its deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of December 31, 2016, it was considered more likely than not that our deferred tax assets would not be realized. However, should there be a change in our ability to recover its deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover its deferred tax assets.

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

RESULTS OF OPERATIONS

Revenues

	Year Ended December 31,
	2016	2015	2014
Net product revenue	$48,501	$54,622	$45,277
License and milestone revenue	69,400	11,574	38,614
Supply revenue	2,291	26,674	26,519
Royalty revenue	4,066	2,560	3,771
Total revenue	$124,258	$95,430	$114,181

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

The following table reconciles gross Qsymia product revenue to net Qsymia product revenue (in thousands):

	Year Ended December 31,
	2016	2015	2014
Gross Qsymia product revenue	$73,689	$83,338	$69,870
Discount programs	(15,994)	(18,441)	(16,140)
Wholesaler/Pharmacy fees	(6,849)	(5,913)	(4,970)
Cash discounts	(1,474)	(1,656)	(1,373)
Rebates/Chargebacks	(871)	(2,706)	(2,110)
Net product revenue	$48,501	$54,622	$45,277

Prescriptions are as follows:

	Year Ended December 31,
	2016	2015	2014
Prescriptions dispensed (in thousands)	442	566	534
Prescriptions dispensed as free goods (in thousands)	51	99	109
Percent of prescriptions including either a free good or discount offer	64%	63%	60%

At December 31, 2016, we had Qsymia deferred gross revenue of $17.6 million, which represents Qsymia product shipped to wholesalers and certified retail pharmacies, but not yet dispensed to patients through prescriptions, net of prompt‑payment discounts. We expect Qsymia net product revenue in 2017 to remain flat or decrease from 2016 levels due to market conditions.

License and milestone revenue

On September 30, 2016, we entered into the Metuchen License Agreement and the Metuchen Supply Agreement to commercialize and promote STENDRA for the treatment of ED in the Metuchen Territory. On September 30, 2016, we received $70 million from Metuchen under the Metuchen License Agreement. For the year ended December 31, 2016, we recognized this amount as license revenue, less an estimate of our future financial obligations under the license agreement.

For the year ended December 31, 2015, we recognized $11.6 million in license and milestone revenue with respect to STENDRA/SPEDRA, primarily attributable to milestone payments related to the approval of the Time‑to‑Onset Claim in the EU. For the year ended December 31, 2014, we recognized $38.6 million in license and milestone revenue primarily attributable to milestone payments related to product launches in certain EU countries, the approval of the Time-to-Onset Claim in the U.S. and the delivery of the license rights and know-how under the Sanofi License Agreement. License and milestone revenue is dependent upon the timing of the achievement of certain milestones and the timing of entering into collaborative agreements.

License and milestone revenues are dependent on the timing of entering into new collaborations and the timing of our collaborators meeting certain milestone events. As a result, our license and milestone revenue will fluctuate materially between periods.

Net STENDRA/SPEDRA supply revenue

We supply STENDRA/SPEDRA to our collaborations partners on a cost-plus basis. The variations in supply revenue are a result of the timing of orders placed by our partners and may or may not reflect end user demand for STENDRA/SPEDRA. The timing of purchases by our commercialization partners will be affected by, among other items, their minimum purchase commitments, end user demand, and distributor inventory levels. As a result, supply revenue has and will continue to fluctuate materially between reporting periods.

Royalty revenue

Royalty revenue was attributable to commercialization agreements with Menarini and Auxilium for which we earn royalties based on a certain percentage of net sales reported by commercialization partners. We record royalty revenue related to STENDRA based on reports provided by our partners.  One of our partners, Auxilium, was acquired by Endo in January 2015. In April 2015, Endo revised its accounting estimate for its return reserve for STENDRA sold in 2014. As a result, in the first quarter of 2015, we recorded an adjustment of $1.2 million to reduce our royalty revenue. On September 30, 2016, Auxilium returned the U.S. and Canadian commercial rights for STENDRA to us. Also, on September 30, 2016, we entered into a license agreement and a supply agreement with Metuchen, providing them with, among other rights, commercial rights to sell STENDRA/SPEDRA in the U.S., Canada, South America, and India. The license agreement with Metuchen does not include future royalties to us on the sales of STENDRA/SPENDRA in their territories. We expect royalty revenue to decrease in 2017 from 2016 levels as beginning in the fourth quarter of 2016, we no longer receive royalty revenue from net sales in the U.S.

Cost of goods sold

	Year Ended December 31,
	2016	2015	2014
Qsymia cost of goods sold	$7,523	$8,720	$7,155
STENDRA/SPEDRA cost of goods sold	3,079	25,437	26,232
Cost of goods sold	$10,602	$34,157	$33,387

Cost of goods sold for Qsymia dispensed to patients includes the inventory costs of API, third‑party contract manufacturing and packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production. Cost of goods sold for STENDRA or SPEDRA shipped to our commercialization partners includes the inventory costs of API, tableting, bottling, freight, shipping and handling costs. The cost of goods sold associated with deferred revenue on Qsymia and STENDRA or SPEDRA product shipments is recorded as deferred costs, which are included in inventories in the consolidated balance sheets, until such time as the deferred revenue is recognized. Cost of goods sold decreased overall in 2016 as compared to 2015 due to the reduction in net product and supply revenue. The change in the cost of goods sold as a percentage of net product and supply revenue was due to the full year effect of price increases in 2015 and the sales mix between Qsymia and STENDRA/SPEDRA during the periods. The increase in cost of goods sold in 2015 as compared to 2014 was due to increases in Qsymia product revenue.

Selling, general and administrative

				% Change
	Years Ended December 31,			Increase/(Decrease)
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	(In thousands, except percentages)
Selling and marketing	$21,775	$52,988	$72,330	(59)%	(27)%
General and administrative	30,604	26,399	39,209	16%	(33)%
Total selling, general and administrative expenses	$52,379	$79,387	$111,539	(34)%	(29)%

The decrease in selling and marketing expenses in 2016 as compared to 2015 was primarily due to the full year impact of cost saving efforts to reduce marketing programs and the reduction in the number of territories from 150 to approximately 50 effective in 2015. The decrease in selling and marketing expenses in 2015 as compared to 2014 was primarily due to lower promotional activities for Qsymia, driven by a lower workforce and more targeted spending.

The increase in general and administrative expenses in 2016 as compared to 2015 was primarily due to higher consultant and legal fees related to our business strategy review, partially offset by the full year impact of corporate restructuring plan begun in July 2015 as well as our continuing efforts to cut costs and lower spending for corporate activities. The decrease in general and administrative expenses in 2015 as compared to 2014 was primarily due to our cost control initiatives, including a reduction in headcount and other employee costs.

We expect selling and marketing expenses in general to remain flat or decrease in 2017 from 2016 as we continue our efforts to commercialize Qsymia in an efficient manner. However, our general and administrative expenses will be impacted by our Qsymia patent litigation, expenses from our continuing business strategy review and expenses from strategic transactions, if any.

Research and development

				% Change
	Years Ended December 31,			Increase/(Decrease)
Drug Indication/Description	2016	2015	2014	2016 vs 2015	2015 vs 2014
	(In thousands, except percentages)
Qsymia for obesity	$1,335	$3,328	$4,457	(60)%	(25)%
STENDRA for ED	147	840	2,356	(83)%	(64)%
Share-based compensation	493	398	1,177	24%	(66)%
Overhead costs*	3,617	5,536	5,773	(35)%	(4)%
Total research and development expenses	$5,592	$10,102	$13,793	(45)%	(27)%

*Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

The decrease in total research and development expenses in 2016 as compared to 2015 was due primarily to lower headcount resulting from our corporate restructuring plan begun in July 2015 as well as the timing of studies associated with our post-marketing requirements for STENDRA and Qsymia. The decrease in total research and development expenses in 2015 as compared to 2014 was due primarily to the timing of clinical activity, the impact of our cost reduction efforts implemented during 2015 and lower share-based compensation expense, as a result of our lower share price and decrease in headcount.

We expect that our research and development expenses will increase in 2017 as we continue to complete our post-marketing requirements for Qsymia, specifically an adolescent efficacy trial, and begin development of tacrolimus for the treatment of PAH. In addition, our research and development expenses will increase if we begin development of any additional product candidates.

Inventory impairment and other non‑recurring charges

Inventory impairment and other non‑recurring charges consist of (in thousands):

	Years Ended
	December 31,
	2016	2015	2014
Inventory impairment	$—	$29,522	$2,170
Employee severance and related costs	—	2,503	1,711
Patent settlement	—	—	1,949
Share-based compensation	—	36	343
Total inventory impairment and other non-recurring expense	$—	$32,061	$6,173

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

In 2015, we recorded employee severance and related costs and share-based compensation related to the July 2015 corporate restructuring plan, which reduced our workforce by approximately 60 full time equivalents. In 2014, we recorded employee severance and related costs, share-based compensation and operating lease termination costs related to the 2013 cost reduction plan that reduced our workforce by approximately 20 employees.

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

Interest and other expense (income)

Interest and other expense (income) consists primarily of interest expense and the amortization of issuance costs from our Convertible Notes and Senior Secured Notes and the amortization of the debt discount on the Convertible Notes. Interest expense (income) was $32.9 million, $33.3 million and $32.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The decrease in interest and other expense (income), net in 2016 as compared to 2015 was primarily due to the lowering of the debt balances due to the repayment of debt. Other expense and income were not significant. We expect interest and other expense (income) in 2017 to remain relatively consistent with 2016 levels.

Provision for (Benefit from) income taxes

We recorded a net provision for income taxes of $70,000 for the year ended December 31, 2016, as compared to $3,000 for the year ended December 31, 2015 and a net benefit from income taxes for the year ended December 31, 2014 of $629,000. The tax provisions for 2016 and 2015 are the result of certain state tax liabilities. The tax benefit in 2014 primarily relates to tax liabilities in certain states, offset by a tax refund received from the State of New Jersey as a result of a settlement of an audit and acceptance of a refund claim for the tax year ended December 31, 2007 amounting to $462,000 (including interest) and a reduction of the Company’s unrecognized tax benefits as a result of the California Franchise Tax Board audit that was favorably settled amounting to approximately $208,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash.  Cash, cash equivalents and available‑for‑sale securities totaled $269.5 million at December 31, 2016, as compared to $241.6 million at December 31, 2015. The increase is primarily due to cash received from our license agreement with Metuchen, partially offset by cash used in the funding of our operations. We received payments for license and milestone revenue of $70.0 million, $11.6 million and $35.3 million in 2016, 2015 and 2014, respectively. Since inception, we have financed operations primarily from the issuance of equity, debt and debt‑like securities.

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

Accounts receivable (net of allowance for cash discounts) at December 31, 2016, was $9.5 million, as compared to $9.0 million at December 31, 2015. Currently, we do not have any significant concerns related to accounts receivable or collections. As of February 28, 2017, we had collected 93% of the accounts receivable outstanding at December 31, 2016.

Liabilities.  Total liabilities were $287.6 million at December 31, 2016, compared to $284.3 million at December 31, 2015. The increase in total liabilities was primarily due to timing differences in our various liability accounts.

Summary Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Cash provided by (used for):
Operating activities	$38,165	$(46,332)	$(38,105)
Investing activities	(40,078)	67,404	15,893
Financing activities	(8,699)	(8,851)	2,124

Operating Activities.  The increase in cash from operating activities in 2016 as compared to cash used for operating activities in 2015 was primarily due to cash from the license agreements with Metuchen.  Additional increases were due to decreased spending on inventory, partially offset by increases in accounts receivable.  The increase in cash used from operating activities in 2015 as compared to 2014 was primarily due to the reduction in total revenue, due to a reduction in license and milestone receipts, and spending on inventory for contractually-mandated purchases, partially offset by lower operating expenses, primarily attributable to our cost reduction plan in 2015.

Investing Activities.  Cash used or provided by investing activities primarily relates to the purchases and maturities of investment securities. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturities of these investment securities and were impacted in 2016 due primarily to the investment of portions of the cash received from the Metuchen License Agreement.

Financing Activities.  Cash used in financing activities for the years ended December 31, 2016 and 2015 consist primarily of our repayments of $8.7 million and $9.0 million, respectively, under our Senior Secured Notes. Cash provided by financing activities for the year ended December 31, 2014 consisted of cash received for the exercise of stock options and purchases of stock under the employee stock purchase plan.

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs at least for the next twelve months. However, we anticipate that we may require additional funding to expand the use of Qsymia through targeted patient and physician education, find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience, create a pathway for centralized approval of the marketing authorization application for Qsiva in the EU, conduct post-approval clinical studies for Qsymia, conduct non-clinical and clinical research and development work to support regulatory submissions and applications for our current and future investigational drug candidates, finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, to fund operating expenses, establish additional or new manufacturing and marketing capabilities, and manufacture quantities of our drugs and investigational drug candidates and to make payments under our existing license agreements and supply agreements.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2016, excluding amounts already recorded on our consolidated balance sheet as accounts payable or accrued liabilities, and the effect such obligations are expected to have on our liquidity and cash flow in future fiscal years. This table includes our enforceable, non‑cancelable, and legally binding obligations and future commitments as of December 31, 2016. The amounts below do not include contingent milestone payments or royalties, and assume the agreements and commitments will run through the end of terms, as such no early termination fees or penalties are included herein:

	Payments Due by Period
Contractual obligations	Total	2017	2018 - 2020	2021 - 2022	Thereafter
	(in thousands)
Operating leases	$3,330	$529	$2,263	$538	$—
Purchase obligations	27,010	16,485	10,525	—	—
Notes payable	282,264	9,866	272,398	—	—
Interest payable	30,150	13,521	16,629	—	—
Total contractual obligations	$342,754	$40,401	$301,815	$538	$—

Operating Leases

We have a lease of 13,981 square feet of office space at 900 East Hamilton Avenue, Campbell, California, or the Campbell Lease. The Campbell Lease has an initial term of approximately 58 months, commencing on December 27, 2016, with a beginning annual rental rate of $3.10 per rentable square foot, subject to agreed-upon increases. The Company is entitled to an abatement of the monthly rent for the first four months on the lease term, subject to conditions detailed in the Campbell Lease. The Company has one option to extend the lease term for two years at the fair market rental rate then prevailing as detailed in the Campbell Lease.

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

The API and the tablets for STENDRA/SPEDRA (avanafil) are currently manufactured by Sanofi. We have minimum purchase commitments with Sanofi to purchase API materials and tablets through 2018. Our minimum purchase commitments with Sanofi totaled approximately $26.4 million as of December 31, 2016. We have purchase commitments for raw material supplies for Qsymia at December 31, 2016 of $624,000, and have open purchase orders totaling $774,000.

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

Senior Secured Notes Due 2018

On March 25, 2013, we entered into a Purchase and Sale Agreement with BioPharma providing for the purchase of a debt‑like instrument, or the Senior Secured Notes. Under the agreement, we received $50 million, less $500,000 in funding and facility payments, at the initial closing on April 9, 2013. We had the option, but elected not to exercise it, to receive an additional $60 million, less $600,000 in a funding payment, at a secondary closing no later than January 15, 2014. The scheduled quarterly payments on the Senior Secured Notes are subject to the net sales of (i) Qsymia and (ii) any other obesity agent developed or marketed by us or our affiliates or licensees. The scheduled quarterly payments, other than the payment(s) scheduled to be made in the second quarter of 2018, are capped at the lower of the scheduled payment amounts or 25% of the net sales of (i) and (ii) above. Accordingly, if 25% of the net sales is less than the scheduled quarterly payment, then 25% of the net sales is due for that quarter, with the exception of the payment(s) scheduled to be made in the second quarter of 2018, when any unpaid scheduled quarterly payments plus any accrued and unpaid make whole premiums must be paid. All unpaid balances are due in the second quarter of 2018. Any quarterly payment less than the scheduled quarterly payment amount will be subject to a make whole premium equal to the applicable scheduled quarterly payment of the preceding quarter less the actual payment made to BioPharma for the preceding quarter multiplied by 1.03. We may elect to pay full scheduled quarterly payments if we choose.

Additional Contingent Payments

We have entered into development, license and supply agreements that contain provisions for payments upon completion of certain development, regulatory and sales milestones. Due to the uncertainty concerning when and if these milestones may be completed or other payments are due, we have not included these potential future obligations in the above table.

Selten Pharma, Inc.

On January 6, 2017, we entered into a Patent Assignment Agreement with Selten, whereby we received exclusive, worldwide rights for the development and commercialization of BMPR2 activators for the treatment of PAH and related vascular diseases.  As part of the agreement, Selten assigned to us its license to a group of patents owned by Stanford, which cover uses of tacrolimus and ascomycin to treat PAH. We are responsible for future financial obligations to Stanford under that license.

We have also assumed full responsibility for the development and commercialization of the licensed compounds for the treatment of PAH and related vascular diseases. Selten received an upfront payment of $1.0 million and is entitled to receive milestone payments based on global development status and future sales milestones, as well as tiered royalty payments on future sales of these compounds.  The total potential milestone payments are $39.0 million to Selten and $550,000 to Stanford. The majority of the milestone payments to Selten may be paid, at our sole option, either in cash or our common stock, provided that in no event shall the payment of common stock exceed fifty percent of the aggregate amount of such milestone payments.

Mitsubishi Tanabe Pharma Corporation

In January 2001, we entered into an exclusive development, license and clinical trial and commercial supply agreement with MTPC for the development and commercialization of avanafil. Under the terms of the agreement, MTPC agreed to grant an exclusive license to us for products containing avanafil outside of Japan, North Korea, South Korea, China, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Vietnam and the Philippines. We agreed to grant MTPC an exclusive, royalty‑free license within those countries for oral products that we develop containing avanafil. In addition, we agreed to grant MTPC an exclusive option to obtain an exclusive, royalty‑bearing license within those countries for non‑oral products that we develop containing avanafil. MTPC agreed to manufacture and supply us with avanafil for use in clinical trials, which were our primary responsibility. The MTPC agreement contains a number of milestone payments to be made by us based on various triggering events.

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

The term of the MTPC agreement is based on a country‑by‑country and on a product‑by‑product basis. The term shall continue until the later of 10 years after the date of the first sale for a particular product or the expiration of the last‑to‑expire patents within the MTPC patents covering such product in such country. In the event that our product is deemed to be insufficiently effective or insufficiently safe relative to other PDE5 inhibitor compounds based on published information or not economically feasible to develop due to unforeseen regulatory hurdles or costs as measured by standards common in the pharmaceutical industry for this type of product, we have the right to terminate the agreement with MTPC with respect to such product.

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

Other

In October 2001, we entered into the Assignment Agreement with Thomas Najarian, M.D., for the Combination Therapy, that has since been the focus of our investigational drug candidate development program for Qsymia for the treatment of obesity, obstructive sleep apnea and diabetes. The Combination Therapy and all the related Patents were transferred to us with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. The Assignment Agreement requires us to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and the Patents until the last‑to‑expire of the assigned Patents. To the extent that we decide not to commercially exploit the Patents, the Assignment Agreement will terminate, and the Combination Therapy and Patents will be assigned back to Dr. Najarian.

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

Market and Interest Rate Risk

Our cash, cash equivalents and available‑for‑sale securities as of December 31, 2016, consisted primarily of money market funds and U.S. Treasury securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset‑backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short‑term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available‑for‑sale securities at December 31, 2016, by approximately $2.4 million. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Item 8.  Financial Statements and Supplementary Data

VIVUS, INC.

1.Index to Consolidated Financial Statements

The following financial statements are filed as part of this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

VIVUS, Inc.

We have audited the accompanying consolidated balance sheets of VIVUS, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VIVUS, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2016 the Company changed the manner in which it accounts for the classification of debt issuance costs in the consolidated balance sheets due to the adoption of ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VIVUS, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2017 expressed an unqualified opinion thereon.

/s/ OUM & Co. LLP

San Francisco, California

March 8, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

VIVUS, Inc.

We have audited VIVUS, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). VIVUS, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, VIVUS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VIVUS, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 8, 2017 expressed an unqualified opinion thereon.

/s/ OUM & Co. LLP

San Francisco, California

March 8, 2017

VIVUS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2016	2015
ASSETS		Note 1
Current assets:
Cash and cash equivalents	$84,783	$95,395
Available-for-sale securities	184,736	146,168
Accounts receivable, net	9,478	8,997
Inventories	16,186	13,602
Prepaid expenses and other current assets	8,251	9,430
Total current assets	303,434	273,592
Property and equipment, net	788	994
Non-current assets	1,554	2,616
Total assets	$305,776	$277,202
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,707	$7,060
Accrued and other liabilities	15,686	15,891
Deferred revenue	19,174	22,142
Current portion of long-term debt	8,708	14,356
Total current liabilities	48,275	59,449
Long-term debt, net of current portion	232,610	217,034
Deferred revenue, net of current portion	6,449	6,508
Non-current accrued and other liabilities	257	1,296
Total liabilities	287,591	284,287
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock; $.001 par value; 200,000 shares authorized; 104,874 and 104,055 shares issued and outstanding at December 31, 2016 and 2015, respectively	105	104
Additional paid-in capital	831,750	829,428
Accumulated other comprehensive loss	(616)	(261)
Accumulated deficit	(813,054)	(836,356)
Total stockholders’ equity (deficit)	18,185	(7,085)
Total liabilities and stockholders’ equity (deficit)	$305,776	$277,202

See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Net product revenue	$48,501	$54,622	$45,277
License and milestone revenue	69,400	11,574	38,614
Supply revenue	2,291	26,674	26,519
Royalty revenue	4,066	2,560	3,771
Total revenue	124,258	95,430	114,181

Operating expenses:
Cost of goods sold	10,602	34,157	33,387
Selling, general and administrative	52,379	79,387	111,539
Research and development	5,592	10,102	13,793
Inventory impairment and other non-recurring charges	—	32,061	6,173
Total operating expenses	68,573	155,707	164,892

Income (loss) from operations	55,685	(60,277)	(50,711)

Interest and other expense:
Interest expense	32,888	33,317	32,535
Other (income) expense, net	(575)	(490)	30
Interest expense and other expense, net	32,313	32,827	32,565
Income (loss) before income taxes	23,372	(93,104)	(83,276)
Provision for (Benefit from) income taxes	70	3	(629)
Net income (loss)	$23,302	$(93,107)	$(82,647)

Basic net income (loss) per share	$0.22	$(0.90)	$(0.80)
Diluted net income (loss) per share	$0.22	$(0.90)	$(0.80)
Shares used in per share computation:
Basic	104,385	103,926	103,456
Diluted	104,969	103,926	103,456

VIVUS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$23,302	$(93,107)	$(82,647)
Unrealized loss on securities, net of taxes	(355)	(233)	(94)
Comprehensive income (loss)	$22,947	$(93,340)	$(82,741)

See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances, December 31, 2013	103,161	$103	$813,802	$66	$(660,602)	$153,369
Sale of common stock through employee stock purchase plan	113	—	405	—	—	405
Exercise of common stock options for cash	385	1	1,718	—	—	1,719
Vesting of restricted stock units	70	—	—	—	—	—
Share-based compensation expense	—	—	9,766	—	—	9,766
Net unrealized loss on securities	—	—	—	(94)	—	(94)
Net loss	—	—	—	—	(82,647)	(82,647)
Balances, December 31, 2014	103,729	104	825,691	(28)	(743,249)	82,518
Sale of common stock through employee stock purchase plan	77	—	147	—	—	147
Vesting of restricted stock units	249	—	—	—	—	—
Share-based compensation expense	—	—	3,590	—	—	3,590
Net unrealized loss on securities	—	—	—	(233)	—	(233)
Net loss	—	—	—	—	(93,107)	(93,107)
Balances, December 31, 2015	104,055	104	829,428	(261)	(836,356)	(7,085)
Sale of common stock through employee stock purchase plan	41	—	39	—	—	39
Vesting of restricted stock units	778	1	(1)	—	—	—
Share-based compensation expense	—	—	2,284	—	—	2,284
Net unrealized loss on securities	—	—	—	(355)	—	(355)
Net income	—	—	—	—	23,302	23,302
Balances, December 31, 2016	104,874	$105	$831,750	$(616)	$(813,054)	$18,185

See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$23,302	$(93,107)	$(82,647)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,080	1,387	1,112
Amortization of debt issuance costs and discounts	18,666	17,174	15,923
Amortization of discount or premium on available-for-sale securities	944	2,282	4,016
Share-based compensation expense	2,284	3,590	9,766
Loss on disposal of property and equipment	342	—	—
Inventory impairment charge	—	29,522	2,170
Changes in assets and liabilities:
Accounts receivable	(481)	2,598	619
Inventories	(2,584)	(8,487)	11,886
Prepaid expenses and other assets	1,516	2,639	7,734
Accounts payable	(2,353)	(3,370)	(329)
Accrued and other liabilities	(1,524)	(889)	(9,061)
Deferred revenue	(3,027)	329	706
Net cash provided by (used for) operating activities	38,165	(46,332)	(38,105)
Cash flows from investing activities:
Property and equipment purchases	(211)	(310)	(262)
Purchases of available-for-sale securities	(135,997)	(213,536)	(240,983)
Proceeds from maturity of available-for-sale securities	60,050	281,250	260,500
Proceeds from sales of available-for-sale securities	36,080	—	—
Non-current assets	—	—	(3,362)
Net cash (used for) provided by investing activities	(40,078)	67,404	15,893
Cash flows from financing activities:
Repayments of notes payable	(8,738)	(8,998)	—
Net proceeds from exercise of common stock options	—	—	1,719
Sale of common stock through employee stock purchase plan	39	147	405
Net cash (used for) provided by financing activities	(8,699)	(8,851)	2,124
Net increase (decrease) in cash and cash equivalents	(10,612)	12,221	(20,088)
Cash and cash equivalents:
Beginning of year	95,395	83,174	103,262
End of period	$84,783	$95,395	$83,174
Supplemental cash flow disclosure:
Interest paid	$15,368	$18,756	$20,251
Income taxes paid	$59	$58	$94
Non-cash investing activities:
Unrealized loss on securities	$(355)	$(233)	$(94)

See accompanying notes to consolidated financial statements.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Significant Accounting Policies

Business

VIVUS is a biopharmaceutical company developing and commercializing innovative, next-generation therapies to address unmet medical needs in human health, with two approved therapies and one product candidate in active clinical development. Qsymia® (phentermine and topiramate extended release) is approved by FDA for chronic weight management and STENDRA® (avanafil) is approved by FDA for erectile dysfunction, or ED, and by the European Commission, or EC, under the trade name, SPEDRA, for the treatment of ED in the EU. Tacrolimus is in clinical development for the treatment of Pulmonary Arterial Hypertension, or PAH.

Qsymia incorporates a proprietary formulation combining low doses of active ingredients from two previously approved drugs, phentermine and topiramate, and is being commercialized by the Company in the U.S. primarily through a sales force supported by an internal commercial team, who promote Qsymia to physicians. Avanafil is an oral phosphodiesterase type 5 inhibitor that is being commercialized in the U.S., EU and other countries through commercialization collaborators.

At December 31, 2016, the Company’s accumulated deficit was approximately $813.1 million. Based on current plans, management expects to incur further losses for the foreseeable future. Management believes that the Company’s existing capital resources combined with anticipated future cash flows will be sufficient to support its operating needs at least for the next twelve months. However, the Company anticipates that it may require additional funding to expand the use of Qsymia through targeted patient and physician education, find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience, create a pathway for centralized approval of the marketing authorization application for Qsiva in the EU, conduct post-approval clinical studies for Qsymia, conduct non-clinical and clinical research and development work to support regulatory submissions and applications for our current and future investigational drug candidates, finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, to fund operating expenses, establish additional or new manufacturing and marketing capabilities, and manufacture quantities of its drugs and investigational drug candidates and to make payments under its existing license agreements and supply agreements.

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

Management has evaluated all events and transactions that occurred after December 31, 2016, through the date these consolidated financial statements were filed. There were no events or transactions occurring during this period that require recognition or disclosure in these consolidated financial statements. The Company operates in a single segment, the development and commercialization of novel therapeutic products.

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

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles as set forth in the FASB’s Accounting Standards Codification, with consideration given to the various staff accounting bulletins and other applicable guidance issued by the U.S. Securities and Exchange Commission. These accounting principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including critical accounting policies or estimates related to available‑for‑sale securities, debt instruments, contingencies, litigation, inventories, research and development expenses, income taxes, and share‑based compensation. The Company bases its estimates on historical experience, information received from third parties and on various market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. At December 31, 2016 and 2015, all cash equivalents were invested in money market funds and U.S. Treasury securities. These investments are recorded at fair value.

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

Securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity (deficit), unless the decline in value is deemed to be other than temporary, in which case such securities are written down to fair value and the loss is charged to other‑than‑temporary loss on impaired securities. The Company periodically evaluates its investment securities for other‑than‑temporary declines based on quantitative and qualitative factors. Any losses that are deemed other-than-temporary are recognized as a non-operating loss. To date, the Company has not had any other-than-temporary declines in the value of any of the securities in its investment portfolio. Realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest expense.

Fair Value Measurements

The Company’s financial instruments include cash equivalents, available‑for‑sale securities, accounts receivable, accounts payable, accrued liabilities and debt. Available‑for‑sale securities are carried at fair value. The carrying value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short‑term nature of these instruments. Debt instruments are initially recorded at face value, with stated interest and amortization of debt issuance discounts and costs recognized as interest expense, which currently approximates fair value.

Issuance costs related to the conversion option of the Company’s convertible notes were charged to additional paid‑in capital. The portion of the issuance costs related to the debt component is being amortized and recorded as additional interest expense over the expected life of the convertible notes. In connection with the issuance of the convertible notes, the Company entered into capped call transactions with certain counterparties affiliated with the underwriters.

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

Accounts Receivable, Allowances for Doubtful Accounts and Cash Discounts

The Company extends credit to its customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Amounts that are determined to be uncollectible are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. Historically, the Company has not had any significant uncollected accounts. The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. The Company accounts for the cash discounts by reducing revenue and accounts receivable by the amount of the discounts it expects the customers to take. The accounts receivable are reported in the consolidated balance sheets, net of the allowances for doubtful accounts and cash discounts. There is no allowance for doubtful accounts at December 31, 2016 or 2015. The allowance for cash discounts is $213,000 and $164,000 at December 31, 2016 and 2015, respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first‑in, first‑out method using a weighted average cost method calculated for each production batch. Inventory includes the cost of the active pharmaceutical ingredients, or API, raw materials and third‑party contract manufacturing and packaging services.

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

The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on lower actual sales, the Company may increase the write down for excess inventory for that product and record a charge to inventory impairment. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand. As a result of this evaluation, for the year ended December 31, 2015, the Company recognized an impairment charge of $29.5 million for Qsymia API inventory in excess of projected demand. For the year ended December 31, 2014, the Company recognized a total charge of $2.2 million for Qsymia inventories on hand in excess of projected demand.

Property and Equipment

Property and equipment is stated at cost and includes computers and software, furniture and fixtures, leasehold improvements and manufacturing equipment. Depreciation is computed using the straight‑line method over the estimated useful lives of two to seven years for computers and software, furniture and fixtures and manufacturing equipment. Leasehold improvements are amortized using the straight‑line method over the shorter of the remaining lease term or the estimated useful lives. Expenditures for repairs and maintenance, which do not extend the useful life of the property and equipment, are expensed as incurred. Gains and losses associated with dispositions are reflected as a non-operating gain or loss in the accompanying consolidated statements of operations.

Long‑lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to an estimate of undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. To date, the Company has had no significant write-offs of long-lived assets.

Debt Issuance Costs

Debt issuance costs, which are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, are amortized as interest expense using the effective-interest method over the expected term of the debt.

Revenue Recognition

Product Revenue:

The Company recognizes product revenue when:

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

Product Revenue Allowances:

Product revenue is recognized net of consideration paid to the Company’s customers, wholesalers and certified pharmacies. Such consideration is for services rendered by the wholesalers and pharmacies in accordance with the wholesalers and certified pharmacy services network agreements, and includes a fixed rate per prescription shipped and monthly program management and data fees. These services are not deemed sufficiently separable from the customers’ purchase of the product; therefore, they are recorded as a reduction of revenue at the time of revenue recognition.

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

The Company will continue to recognize revenue for Qsymia based upon prescription sell‑through until it has sufficient historical information to reliably estimate returns. As of December 31, 2016, the Company had deferred gross revenue of $17.6 million related to shipments of Qsymia, which represents product shipped to its customers, but not yet dispensed to patients through prescriptions. A corresponding accounts receivable is also recorded for this amount, as the payments from customers are not contingent upon the sale of product to patients.

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

Cost of Goods Sold

Cost of goods sold for units dispensed to patients through prescriptions, or shipped to customers without a right of return or credit, includes the inventory costs of API, third‑party contract manufacturing costs, packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production. Specifically, cost of goods sold for Qsymia dispensed to patients includes the inventory costs of the API, third‑party contract manufacturing and packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production; cost of goods sold for STENDRA shipped to partners includes the inventory costs of purchased tablets, freight, shipping and handling costs. The cost of goods sold associated with deferred revenue on Qsymia and STENDRA product shipments is recorded as deferred costs, which are included in inventories in the consolidated balance sheets, until such time as the deferred revenue is recognized.

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

Advertising Expenses

Advertising expenses are expensed as incurred. The Company incurred advertising and sales promotion costs related to its marketing of Qsymia of $3.9 million, $12.6 million and $10.1 million in 2016, 2015 and 2014, respectively.

Share‑Based Compensation

Compensation expense is recognized for share-based payments, including stock options, restricted stock units and shares issued under the employee stock purchase plan, using a fair‑value based method. The Company estimates the fair value of share‑based payment awards on the date of the grant using the Black‑Scholes option‑pricing model, which requires the Company to estimate the expected term of the award, the expected volatility, the risk-free interest rate and the expected dividends. The expected term, which represents the period of time that options granted are expected to be outstanding, is derived by analyzing the historical experience of similar awards, giving consideration to the contractual terms of the share‑based awards, vesting schedules and expectations of future employee behavior. Expected volatilities are estimated using the historical share price performance over the expected term of the option, which are adjusted as necessary for any other factors which may reasonably affect the volatility of VIVUS’s stock in the future. The risk‑free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for the expected term of the award. The Company does not anticipate paying any dividends in the near future. The Company develops pre‑vesting forfeiture assumptions based on an analysis of historical data and expected future activity.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that the Company will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. As a result of the Company’s analysis of all available evidence, both positive and negative, as of December 31, 2016, it was considered more likely than not that the Company’s deferred tax assets would not be realized. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which the Company determines that it is more likely than not that it will recover its deferred tax assets.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes.

FASB ASC topic 740, Income Taxes, or ASC 740, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. ASC 740‑10 utilizes a two‑step approach for evaluating uncertain tax positions. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The Company also recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. As of December 31, 2016, the Company does not have any unrecognized tax positions.

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

Net Income (Loss) Per Share

The Company computes basic net income (loss) per share applicable to common stockholders based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options or upon a net share settlement of the Company’s Convertible Notes. Common share equivalents are excluded from the computation in periods in which they have an anti‑dilutive effect. Stock options for which the price exceeds the average market price over the period have an anti‑dilutive effect on net income (loss) per share and, accordingly, are excluded from the calculation. As discussed in Note 13, the triggering conversion conditions that allow holders of the Convertible Notes to convert have not been met. If such conditions are met and the note holders opt to convert, the Company may choose to pay in cash, common stock, or a combination thereof. However, if this occurs, the Company has the intent and ability to net share settle this debt security; thus the Company uses the treasury stock method for net income (loss) per share purposes. Due to the effect of the capped call instrument purchased in relation to the Convertible Notes, there would be no net shares issued until the market value of the Company’s stock exceeds $20 per share, and thus no impact on diluted net income (loss) per share. Further, when there is a net loss, other potentially dilutive common equivalent shares are not included in the calculation of net loss per share since their inclusion would be anti‑dilutive. The following table presents the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	2016	2015	2014
Net income (loss)	$23,302	$(93,107)	$(82,647)
Basic:
Weighted-average shares outstanding	104,385	103,926	103,456
Basic net income (loss) per share	$0.22	$(0.90)	$(0.80)
Diluted:
Weighted-average shares outstanding used in basic calculation	104,385	103,926	103,456
Dilutive potential shares	584	—	—
Weighted-average shares outstanding used in diluted calculation	104,969	103,926	103,456
Diluted net income (loss) per share	$0.22	$(0.90)	$(0.80)

For the years ended December 31, 2016, 2015, and 2014, potentially dilutive outstanding stock options and RSUs of 10,122,000, 7,167,000 and 8,096,000, respectively, were not included in the computation of diluted net loss per share because the effect would have been anti‑dilutive.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This new standard will supersede most current revenue recognition guidance.  In July 2015, the FASB voted to delay the effective date of the standard by one year to the first quarter of 2018. Early adoption is permitted, but not before the first quarter of 2017. This new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption, or the “modified retrospective basis.” Preliminarily, the Company plans to adopt the standard in the first quarter of 2018 using the modified retrospective basis. The Company currently defers revenue on certain product shipments due to an inability to estimate returns at the level of confidence required by current accounting guidance. If the Company is unable to reasonably estimate returns prior to the adoption of this standard, the adoption of this standard could have a material impact on the Company’s net product revenues in the first quarter of adoption as well as on the timing of future recognition of net product revenues.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), which modifies the accounting by lessees for all leases with a term greater than 12 months. The standard will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For public companies, the standard is effective for annual and interim periods beginning on or after December 15, 2018. Early adoption is permitted. The Company’s only significant lease is its operating lease for its corporate headquarters in Campbell, California, and, while the Company cannot yet estimate the amounts by which its financial statements will be affected by the adoption of this guidance, it expects that the recognition of expense will be similar to current guidance but that there will be a significant change in the balance sheet due to the recognition of right of use assets and the corresponding lease liabilities. The Company plans to adopt the new leases guidance effective January 1, 2019 using a modified retrospective transition method.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company does not expect adoption of this standard to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. The standard clarifies how certain cash receipts and cash payments will be presented and classified in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

Note 2. Cash, Cash Equivalents and Available‑for‑Sale Securities

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type consist of the following (in thousands):

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$84,783	$—	$—	$84,783
U.S. Treasury securities	24,780	7	(110)	24,677
Corporate debt securities	160,571	52	(564)	160,059
Total	270,134	59	(674)	269,519
Less amounts classified as cash and cash equivalents	(84,783)	—	—	(84,783)
Total available-for-sale securities	$185,351	$59	$(674)	$184,736

	As of December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$95,395	$—	$—	$95,395
U.S. Treasury securities	84,734	—	(107)	84,627
Corporate debt securities	61,696	20	(175)	61,541
Total	241,825	20	(282)	241,563
Less amounts classified as cash and cash equivalents	(95,395)	—	—	(95,395)
Total available-for-sale securities	$146,430	$20	$(282)	$146,168

As of December 31, 2016, the Company’s available‑for‑sale securities have original contractual maturities up to 57 months. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company may sell securities prior to their stated maturities. As these securities are viewed by the Company as available to support current operations, securities with maturities beyond 12 months are classified as current assets. Due to their short‑term maturities, the Company believes that the fair value of its bank deposits, accounts payable and accrued expenses approximate their carrying value.

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

The following table represents the fair value hierarchy for our cash equivalents and available-for-sale securities by major security type (in thousands):

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$84,783	$—	$—	$84,783
U.S. Treasury securities	24,677	—	—	24,677
Corporate debt securities	—	160,059	—	160,059
Total	$109,460	$160,059	$—	$269,519

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$95,395	$—	$—	$95,395
U.S. Treasury securities	84,627			84,627
Corporate debt securities	—	61,541	—	61,541
Total	$180,022	$61,541	$—	$241,563

Note 3. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	Balance as of
	December 31,	December 31,
	2016	2015
Qsymia	$8,982	$8,508
STENDRA/SPEDRA	709	652
	9,691	9,160
Qsymia allowance for cash discounts	(213)	(163)
Net	$9,478	$8,997

There was no allowance for doubtful accounts at December 31, 2016 or 2015.

Note 4. Inventories

Inventories consist of the following (in thousands):

	Balance as of
	December 31,	December 31,
	2016	2015
Raw materials	$9,412	$8,645
Work-in-process	2,984	247
Finished goods	3,110	4,282
Deferred costs	680	428
Inventories	$16,186	$13,602

Raw materials inventories consist primarily of the active pharmaceutical ingredients, or API, for Qsymia and STENDRA/SPEDRA.

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	Balance as of
	December 31,	December 31,
	2016	2015
Prepaid sales and marketing expenses	$1,767	$3,434
Prepaid insurance	1,182	1,124
Other prepaid expenses and assets	5,302	4,872
Total	$8,251	$9,430

The amounts included in prepaid expenses and other assets consist primarily of prepayments for future services, miscellaneous non-trade receivables, prepaid interest and interest income receivable. These costs have been deferred as prepaid expenses and other current assets on the consolidated balance sheets and will be either (i) charged to expense accordingly when the related prepaid services are rendered to the Company, or (ii) converted to cash when the receivable is collected by the Company.

Note 6. Property and Equipment

Property and equipment consist of the following (in thousands):

	Balance as of
	December 31,	December 31,
	2016	2015
Computers and software	$1,965	$2,300
Furniture and fixtures	516	943
Manufacturing equipment	213	213
Leasehold improvements	492	876
	3,186	4,332
Accumulated depreciation	(2,398)	(3,338)
Property and equipment, net	$788	$994

Note 7. Non‑Current Assets

Non-current assets primarily consist of patent acquisition and assignment costs (see Note 10).

Note 8. Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	Balance as of
	December 31,	December 31,
	2016	2015
Accrued employee compensation and benefits	$3,014	$3,621
Accrued non-recurring charges (see Note 10)	5	503
Accrued interest on debt (see Note 13)	1,509	1,293
Accrued manufacturing costs	6,835	5,408
Other accrued liabilities	4,323	5,066
Total	$15,686	$15,891

The amounts included in other accrued liabilities consist of obligations primarily related to sales, marketing, research, clinical development, corporate activities, the STENDRA license and royalties.

Note 9. Non‑Current Accrued and Other Liabilities

Non‑current accrued and other liabilities were $0.3 million and $1.3 million at December 31, 2016 and 2015, respectively, and were primarily comprised of deferred rent and costs associated with the exit of certain operating leases and security deposits relating to the sublease agreements (see Note 10).

Note 10. Inventory Impairment and Other Non-Recurring Charges

Inventory impairment and other non-recurring charges consist of the following (in thousands):

	Year Ended
	December 31,
	2016	2015	2014
Inventory impairment (see Note 4)	$—	$29,522	$2,170
Employee severance and related costs	—	2,503	1,711
Patent settlement	—	—	1,949
Share-based compensation (see Note 15)	—	36	343
Total inventory impairment and other non-recurring expense	$—	$32,061	$6,173

As discussed in Note 4, in 2015 the Company recorded inventory impairment charges primarily for Qsymia API inventory in excess of expected demand. In 2014, the Company recorded inventory impairment charges for finished goods and certain non-API raw materials on hand in excess of demand.

In 2015, the Company recorded employee severance and related costs and share-based compensation related to the July 2015 corporate restructuring plan, which reduced the Company’s workforce by approximately 60 job positions. In 2014, the Company recorded employee severance and related costs and share-based compensation costs related to the 2013 cost reduction plan that reduced the Company’s workforce by approximately 20 employees.

In 2014, the Company paid $5.0 million in connection with the transfer and assignment of certain patents from Janssen Pharmaceuticals, Inc. Of the $5.0 million, approximately $1.9 million was recognized as a non-recurring expense for the year ended December 31, 2014 as it related to a legal settlement. The remaining balance of approximately $3.1 million was recorded as an intangible asset and is being amortized as cost of goods sold through the expiration dates.

The following table sets forth activity for the cost reduction plans (in thousands):

		Facilities-
	Severance	related
	obligations	obligations	Total
Balance of accrued costs at December 31, 2013	$6,509	$1,022	$7,531
Charges	1,711	—	1,711
Payments	(4,940)	(450)	(5,390)
Balance of accrued costs at December 31, 2014	3,280	572	3,852
Charges	2,474	—	2,474
Payments	(5,344)	(101)	(5,445)
Balance of accrued costs at December 31, 2015	410	471	881
Charges	—	—	—
Reclassifications	(268)	(402)	(670)
Payments	(137)	(69)	(206)
Balance of accrued costs at December 31, 2016	$5	$—	$5

Accrued employee severance costs as of December 31, 2016 are included under current liabilities in “Accrued and other liabilities.”

The balance of the accrued employee severance and facilities-related costs at December 31, 2016 is anticipated to be paid out in 2017.

Note 11. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	Balance as of
	December 31,	December 31,
	2016	2015
Qsymia deferred revenue - current	$17,558	$19,275
STENDRA deferred revenue - current	1,616	2,867
Deferred revenue - current	$19,174	$22,142

STENDRA deferred revenue - non-current	$6,449	$6,508

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

Note 12. License, Commercialization and Supply Agreements

In January 2001, the Company entered into an exclusive development, license and clinical trial and commercial supply agreement with Tanabe Seiyaku Co., Ltd., now Mitsubishi Tanabe Pharma Corporation, or MTPC, for the development and commercialization of avanafil. Under the terms of the agreement, MTPC agreed to grant an exclusive license to the Company for products containing avanafil outside of Japan, North Korea, South Korea, China, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Vietnam and the Philippines. The Company agreed to grant MTPC an exclusive, royalty free license within those countries for oral products that we develop containing avanafil. The MTPC agreement contains a number of milestone payments to be made by us based on various triggering events. The term of the MTPC agreement is based on a country by country and on a product by product basis. In August 2012, the Company entered into an amendment to the agreement with MTPC that permitted the Company to manufacture the active pharmaceutical ingredient, or API, and tablets for STENDRA by itself or through third parties. In 2015, the Company transferred the manufacturing of the API and tablets for STENDRA to Sanofi.

In July 2013, the Company entered into a license and commercialization agreement, or the Menarini License Agreement, and a supply agreement, or the Menarini Supply Agreement, with the Menarini Group through its subsidiary Berlin Chemie AG, or Menarini. Under the terms of the Menarini License Agreement, Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 countries, including the EU, plus Australia and New Zealand. Additionally, the Company transfered to Menarini ownership of the marketing authorization for SPEDRA in the EU for the treatment of ED, which was granted by the EC in June 2013. Under the Menarini License Agreement, the Company has and is entitled to receive potential milestone payments based on certain net sales targets, plus royalties on SPEDRA sales. Under the terms of the Menarini Supply Agreement, the Company will supply Menarini with STENDRA drug product until December 31, 2018. Menarini also has the right to manufacture STENDRA independently, provided that it continues to satisfy certain minimum purchase obligations to the Company. Following the expiration of the Menarini Supply Agreement, Menarini will be responsible for its own supply of STENDRA. Either party may terminate the Menarini Supply Agreement for the other party’s uncured material breach or bankruptcy, or upon the termination of the Menarini License Agreement.

In October 2013, the Company entered into a license and commercialization agreement, or the Auxilium License Agreement, and a commercial supply agreement, or the Auxilium Supply Agreement. Auxilium terminated the Auxilium Supply Agreement effective June 30, 2016 and the Auxilium License Agreement effective September 30, 2016.

In December 2013, the Company entered into a license and commercialization agreement, or the Sanofi License Agreement, with Sanofi. Under the terms of the Sanofi License Agreement, Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in Africa, the Middle East—Turkey and Commonwealth of Independent States, including Russia, or the Sanofi Territory.  In July 2013, the Company entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. In November 2013, the Company entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie to manufacture and supply the avanafil tablets on an exclusive basis in the United States and other territories and on a semi exclusive basis in Europe, including the EU, Latin America and other territories. The Company has minimum annual purchase commitments under these agreements for at least the initial five year terms.

On September 30, 2016, the Company entered into a license and commercialization agreement, or the Metuchen License Agreement, and a commercial supply agreement, or the Metuchen Supply Agreement, with Metuchen. Under the terms of the license agreement, Metuchen received an exclusive license to develop, commercialize and promote STENDRA in the United States, Canada, South America and India, or the Metuchen Territory, effective October 1, 2016. The Company and Metuchen have agreed not to develop, commercialize, or in-license any other product that operates as a PDE-5 inhibitor in the Metuchen Territory for a limited time period, subject to certain exceptions. The license agreement will terminate upon the expiration of the last-to-expire payment obligations under the license agreement; upon expiration of the term of the license agreement, the exclusive license granted under the license agreement shall become fully paid-up, royalty-free, perpetual and irrevocable as to the Company but not certain trademark royalties due to MTPC.

Metuchen will obtain STENDRA exclusively from the Company for a mutually agreed term pursuant to the Metuchen Supply Agreement. Metuchen may elect to transfer the control of the supply chain for STENDRA for the Metuchen Territory to itself or its designee by assigning to Metuchen the Company’s agreements with the contract manufacturer. For 2016 and each subsequent calendar year during the term of the Metuchen Supply Agreement, if Metuchen fails to purchase an agreed minimum purchase amount of STENDRA from the Company, it will reimburse the Company for the shortfall as it relates to the Company’s out of pocket costs to acquire certain raw materials needed to manufacture STENDRA. Upon the termination of the Metuchen Supply Agreement (other than by Metuchen for the Company’s uncured material breach or upon completion of the transfer of the control of the supply chain), Metuchen’s agreed minimum purchase amount of STENDRA from the Company shall accelerate for the entire then current initial term or renewal term, as applicable. The initial term under the Metuchen Supply Agreement will be for a period of five years, with automatic renewal for successive two year periods unless either party provides a termination notice to the other party at least two years in advance of the expiration of the then current term. On September 30, 2016, the Company received $70 million from Metuchen under the Metuchen License Agreement. Metuchen will also reimburse the Company for payments made to cover royalty and milestone obligations to MTPC during the term of the license agreement. For the year ended December 31, 2016, the Company recognized this amount as license revenue, less an estimate of its financial obligations under the Metuchen License Agreement.

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

For the year ended December 31, 2016, total interest expense related to the Convertible Notes was $29.8 million, including amortization of $17.5 million of the debt discount and $929,000 of deferred financing costs. For the year ended December 31, 2015, total interest expense related to the Convertible Notes was $27.2 million, including amortization of $16.0 million of the debt discount and $848,000 of deferred financing costs. For the year ended

December 31, 2014, total interest expense related to the Convertible Notes was $25.0 million, including amortization of $14.7 million of the debt discount and $784,000 of deferred financing costs.

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

For the year ended December 31, 2016, the interest expense related to the Senior Secured Notes was $4.6 million, including amortization of deferred financing costs amounting to $235,000. For the year ended December 31, 2015, the interest expense related to the Senior Secured Notes was $6.3 million, including amortization of deferred financing costs amounting to $393,000. For the year ended December 31, 2014, the interest expense related to the Senior Secured Notes was $7.5 million, including amortization of deferred financing costs amounting to $468,000.

The following table summarizes information on the debt (in thousands):

December 31,
2016

Convertible Senior Notes due 2020	$250,000
Senior Secured Notes due 2018	32,264
282,264
Less: Debt issuance costs	(2,216)
Less: Discount on convertible senior notes	(38,730)
241,318
Less: Current portion	(8,708)
Long-term debt, net of current portion	$232,610

Future estimated payments on the Senior Secured Notes as of December 31, 2016 are as follows:

2017	$23,386
2018	39,027
Total	62,413
Less: Interest portion	(30,149)
Senior Secured Notes	$32,264

Note 14. Stockholders’ Equity

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock. As of December 31, 2016 and 2015, there were 104,874,000 and 104,055,000 shares, respectively, issued and outstanding.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of undesignated preferred stock with a par value of $1.00 per share. As of December 31, 2016 and 2015, there were no preferred shares issued or outstanding. The Company may issue shares of preferred stock in the future, without stockholder approval, upon such terms as the Company’s management and Board of Directors may determine.

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

On November 9, 2016, the Company adopted an Amended and Restated Preferred Stock Rights Agreement, or the A&R Rights Agreement, which amended and extended the Rights Plan. The A&R Rights Agreement was approved to mitigate the likelihood of an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and thereby preserve the current ability of the Company to utilize certain net operating loss carryovers and other tax benefits of the Company and its subsidiaries to offset future income. The A&R Rights Agreement is intended to act as a deterrent to any person or group acquiring beneficial ownership of 4.9% or more of the outstanding common stock of the Company without the approval of the Board.

The A&R Rights Agreement extends the expiration date of the rights from April 13, 2017 to November 9, 2019 (subject to earlier expiration under the circumstances described below). It also lowers the threshold at which a person or group becomes an “Acquiring Person” to 4.9% of the outstanding Common Stock, subject to certain exceptions (including that any person or group who, as of the time of the first public announcement of the approval of the A&R Rights Agreement, beneficially owns 4.9% or more of the then-outstanding shares of Common Stock, will not be deemed to be an “Acquiring Person” so long as such person or group does not thereafter acquire an additional 1% of the outstanding shares of Common Stock, subject to certain exceptions); and amends certain other provisions, including the definitions of “Beneficial Ownership” and “Exempt Person”, to include terms appropriate for the purpose of preserving the tax benefits.

Each right would initially entitle the holder to purchase one one-thousandth of a share of the Company’s Series A Participating Preferred Stock, par value $0.001 per share, or the Preferred Stock, for a purchase price of $5.30 (subject to adjustment). Under certain circumstances set forth in the A&R Rights Agreement, the Company may suspend the exercisability of the rights.

The rights and the A&R Rights Agreement will expire on the earliest of (i) November 9, 2019, (ii) the time at which the rights are redeemed or exchanged pursuant to the A&R Rights Agreement, (iii) the repeal of Section 382 of the Code or any successor statute if the Board determines that the A&R Rights Agreement is no longer necessary or desirable for the preservation of the tax benefits, (iv) the first business day following the date on which the A&R Rights Agreement fails to be ratified by the Company’s stockholders at the Company’s 2017 annual meeting and (v) the beginning of a taxable year to which the Board determines that no tax benefits may be carried forward.

Note 15. Stock Option and Purchase Plans

Stock Option Plan

On March 29, 2010, the Company’s Board of Directors terminated the 2001 Stock Option Plan and adopted and approved a new 2010 Equity Incentive Plan, or the 2010 Plan, which was approved by the Company’s stockholders at the 2010 Annual Meeting of Shareholders. The 2001 Plan continues to govern awards previously granted under it. The 2010 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to employees, directors and consultants, to be granted from time to time as determined by the Board of Directors, the Compensation Committee of the Board of Directors, or its designees. The term of the option is determined by the Board of Directors on the date of grant but shall not be longer than 10 years. Options under this plan generally vest over four years.

The 2010 Plan’s original share reserve was 8,400,000 shares, plus any shares reserved but not issued pursuant to awards under the 2001 Plan as of the date of stockholder approval, or 99,975 shares, plus any shares subject to outstanding awards under the 2001 Plan that expire or otherwise terminate without having been exercised in full, or are forfeited to or repurchased by the Company, up to a maximum of 8,111,273 shares (which was the number of shares subject to outstanding options under the 2001 Plan as of March 11, 2010). In September 2014 and November 2016, the Company’s stockholders approved increases to the total number of shares reserved under the 2010 Plan by 5,950,000 and 5,000,000 shares, respectively, for a total of 19,350,000 shares.

Restricted Stock Units

Beginning in 2012, the Company began issuing restricted units under the 2010 Plan on a limited basis. A summary of restricted stock unit award activity under the 2010 Plan is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Restricted stock units outstanding January 1, 2014	—	$—
Granted	521,900	8.20
Vested	(70,500)	8.37
Forfeited	(117,900)	8.17
Restricted stock units outstanding, December 31, 2014	333,500	8.17
Granted	1,954,000	1.85
Vested	(248,688)	2.73
Forfeited	(628,937)	7.99
Restricted stock units outstanding December 31, 2015	1,409,875	1.87
Granted	562,500	1.43
Vested	(1,359,829)	1.68
Forfeited	(70,789)	1.95
Restricted stock units outstanding, December 31, 2016	541,757	$1.91

Stock Options

A summary of stock option award activity under these plans is as follows:

	Years Ended December 31,
	2016		2015		2014
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	5,722,105	$7.97	5,956,459	$12.09	8,906,451	$12.06
Granted	4,980,835	$1.06	3,499,200	$2.46	935,800	$6.89
Exercised	—	$—	—	$—	(374,530)	$4.48
Cancelled	(1,134,797)	$5.89	(3,733,554)	$9.38	(3,511,262)	$11.45
Options outstanding at end of year	9,568,143	$4.62	5,722,105	$7.97	5,956,459	$12.09
Options exercisable at end of year	3,740,459	$9.62	3,042,888	$11.48	4,053,329	$12.34
Weighted average grant-date fair value of options granted during the year		$0.55		$1.44		$4.34

At December 31, 2016, stock options were outstanding and exercisable as follows:

			Options Outstanding				Options Exercisable
				Weighted-
			Number	Average		Weighted-	Number	Weighted-
			Outstanding at	Remaining		Average	Exercisable	Average
			December 31,	Contractual		Exercise	December 31,	Exercise
Range of Exercise Prices			2016	Life		Price	2016	Price
$1.06	—	$1.06	4,643,506	6.08	years	$1.06	29,739	$1.06
$1.26	—	$6.05	2,451,717	4.88	years	$2.69	1,305,535	$2.94
$6.39	—	$24.23	2,412,920	4.31	years	$12.90	2,345,185	$13.04
$25.74	—	$25.74	60,000	5.45	years	$25.74	60,000	$25.74
$1.06	—	$25.74	9,568,143	5.32	years	$4.62	3,740,459	$9.62

The aggregate intrinsic value of outstanding options as of December 31, 2016 was $418,000. At December 31, 2016, 8,895,532 options remained available for grant.

Valuation Assumptions

The fair value of each option is estimated on the date of grant using the Black‑Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	2016	2015	2014
Expected life (in years)	4.33	4.69	4.84
Volatility	65.8%	70.8%	79.1%
Risk-free interest rate	1.36%	1.28%	1.74%
Dividend yield	—	—	—

Employee Stock Purchase Plan

Under the 1994 Employee Stock Purchase Plan, or the ESPP, the Company reserved 800,000 shares of common stock for issuance to employees pursuant to the ESPP. The reserved amount was increased to 1,400,000 in 2003 and 2,000,000 in 2011. Under the ESPP, eligible employees may authorize payroll deductions of up to 10% of their base compensation (as defined) to purchase common stock at a price equal to 85% of the lower of the fair market value as of the beginning or the end of each six-month offering period.

As of December 31, 2016, 1,732,884 shares have been issued to employees and there are 267,116 shares available for issuance under the ESPP. The weighted average fair value of shares issued under the ESPP in 2016, 2015 and 2014 was $0.33, $0.69 and $1.05 per share, respectively.

Valuation Assumptions

The fair value of shares issued under the ESPP is estimated using the Black‑Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	2016	2015	2014
Expected life (in years)	0.5	0.5	0.5
Volatility	50.0%	63.4%	44.9%
Risk-free interest rate	0.5%	0.2%	0.1%
Dividend yield	—	—	—

Share‑Based Compensation Expense

Total estimated share‑based compensation expense, related to all of the Company’s share‑based awards, was comprised as follows (in thousands):

	2016	2015	2014
Cost of goods sold	$147	$132	$118
Selling, general and administrative	1,644	2,862	1,177
Research and development	493	398	8,128
Non-recurring charges	—	198	343
Total share-based compensation expense	$2,284	$3,590	$9,766

Total share‑based compensation cost capitalized as part of the cost of inventory was $33,000, $23,000 and $0 for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table summarizes share‑based compensation, net of estimated forfeitures associated with each type of award (in thousands):

	2016	2015	2014
Restricted stock units	$1,591	$1,409	$1,334
Stock options	675	2,143	8,305
Employee stock purchase plan	18	38	127
	$2,284	$3,590	$9,766

As of December 31, 2016, unrecognized estimated compensation expense totaled $5.0 million related to non‑vested stock options and restricted stock units and $8,000 related to the ESPP. The weighted average remaining requisite service period for the non‑vested stock options was 2.9 years and for the ESPP was less than 6 months.

Note 16. Commitments

Lease Commitments

In November 2006, the Company entered into a 30-month lease for its former corporate headquarters located in Mountain View, California, or Castro Lease, which was expanded and extended through March 2017. Under the Castro Lease, the Company leased 4,914 square feet at an average base rent of $2.87 per square foot. Commencing on September 1, 2014, the Company subleased the Castro Lease for a term of 31 months at a starting monthly rental rate of $4.42 per square feet (subject to agreed increases). Minimum rents expected to be received under this sublease are $69,000 for the year ending December 31, 2017.

In August 2016, the Company entered into a lease for new principal executive offices, consisting of approximately 13,981 square feet of office space at 900 E. Hamilton Avenue, Campbell, California, or the Campbell Lease. The Campbell Lease has an initial term of approximately 58 months, commencing on December 27, 2016, with a beginning annual rental rate of $3.10 per rentable square foot, subject to agreed-upon increases. The Company is entitled to an abatement of the monthly rent for the first four months on the lease term, subject to conditions detailed in the Campbell Lease. The Company has one option to extend the lease term for two years at the fair market rental rate then prevailing as detailed in the Campbell Lease.

Future minimum lease payments under operating leases at December 31, 2016, were as follows (in thousands):

2017	$347
2018	531
2019	548
2020	564
2021	435
$2,425

Cardiovascular Outcomes Trial

As a condition of FDA granting approval to commercialize Qsymia in the U.S., the Company agreed to complete certain post-marketing requirements. One requirement was to perform a cardiovascular outcomes trial, or CVOT, on Qsymia. The cost of a CVOT is estimated to be between $180 million and $220 million incurred over a period of approximately five years. The Company is working with FDA to determine a pathway to provide FDA with information to support the safety of Qsymia in a more cost effective manner. To date, the Company has not incurred expenses related to the CVOT.

.

Note 17. Income Taxes

Deferred income taxes result from differences in the recognition of expenses for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of the Company’s deferred income tax assets as of December 31, 2016 and 2015, are as follows (in thousands):

	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$220,053	$235,714
Research and development credit carry forwards	16,550	16,562
Share-based compensation	7,579	7,939
Accruals and other	21,833	20,589
Depreciation	75	104
Deferred revenue	3,123	3,492
	269,213	284,400
Valuation allowance	(269,213)	(284,400)
Total	$—	$—

The net decrease in the valuation allowance in 2016 was $15.2 million. The net increase in the valuation allowance in 2015 was $24.1 million. As of December 31, 2016, the Company had no significant deferred tax liabilities.

As of December 31, 2016, the Company had approximately $635.7 million and $265.0 million of net operating loss, or NOL, carryforwards with which to offset its future taxable income for federal and state income tax reporting purposes, respectively. The federal and state NOL carryforwards will begin expiring in 2022 and 2028, respectively, unless previously utilized.

As of December 31, 2016, the Company has federal and state research credit carryforwards of approximately $13.2 million, and $5.2 million, respectively.  The federal research credit carryforwards will begin expiring in 2018, unless previously utilized.  The state research credit carryforwards do not expire.

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

An ownership change under Section 382 would occur if “5-percent shareholders,” within the meaning of Section 382, collectively increased their ownership in the Company by more than 50 percentage points over a rolling three-year period. The Company has completed studies through June 30, 2016 and concluded that no adjustments were required. If there is a future change of control, the Company’s NOL carryforwards and tax credits may not be available, or their utilization could be subject to an annual limitation under Section 382. A full valuation allowance has been provided against the Company’s NOL carryforwards, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Accordingly, there would be no impact on the consolidated financial statements.

The Company uses the with-and-without approach described in guidance which has been incorporated into ASC 740 Income Taxes to determine the recognition and measurement of excess tax benefits. Accordingly, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other Tax Attributes presently available to the Company. As of December 31, 2016, the amount of excess tax benefits from stock options included in federal and state net operating losses is $48.4 million and $9.9 million, respectively. The impact of this excess tax benefit is recognized as additional paid-in capital when it reduces taxes payable. In addition, the Company has elected to account for the indirect effects of stock-based awards on other Tax Attributes, such as the research and alternative minimum tax credits, through the consolidated statement of operations.

The provision (benefit) for income taxes is based upon the loss from continuing operations before income taxes as follows (in thousands):

	2016	2015	2014
Income (loss) before income taxes:
Domestic	$23,592	$(92,967)	$(83,151)
International	(220)	(137)	(125)
Income (loss) before taxes	$23,372	$(93,104)	$(83,276)

The provision (benefit) for income taxes consists of the following (in thousands):

	2016	2015	2014
Current:
Federal	$—	$—	$—
State	70	3	(629)
Foreign	—	—	—
Total current provision (benefit) for income taxes	$70	$3	$(629)
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred provision for income taxes	$—	$—	$—
Total provision (benefit) for income taxes from continuing operations	$70	$3	$(629)

The effective tax rate differs from the amount computed by applying the statutory federal income tax rates as follows:

	2016	2015	2014
Tax at U.S. federal statutory rate	35%	(35)%	(35)%
State income taxes, net of federal tax effect	4	(2)	—
Change in valuation allowance	(67)	31	29
Permanent items	28	6	7
Other	—	—	(2)
Effective tax rate	—%	—%	(1)%

The reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2016	2015	2014
Unrecognized tax benefits as of January 1	$38	$—	$1,662
Gross increase/(decrease) for tax positions of prior years	2	—	—
Gross increase/(decrease) for tax positions of current year	25	38	—
Settlements	—	—	(1,662)
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits balance at December 31	$65	$38	$—

The remaining balance recorded on the Company’s consolidated balance sheets is as follows (in thousands):

	2016	2015
Total unrecognized tax benefits	$65	$38
Amounts netted against deferred tax assets	(65)	(38)
Unrecognized tax benefits recorded on consolidated balance sheets	$—	$—

As the Company is not currently under examination, it is reasonable to assume that the balance of gross unrecognized tax benefits will likely not change in the next twelve months. The Company currently has not recorded interest and penalties relating to uncertain tax positions.

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

Product revenue by geographic region is as follows (in thousands):

	Years Ended December 31,
	2016				2015
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$48,501	$—		$48,501	$54,622	$—		$54,622
STENDRA/SPEDRA—License and milestone revenue	69,400	—		69,400	—	11,574		11,574
STENDRA/SPEDRA—Supply revenue	765	1,526		2,291	16,602	10,072		26,674
STENDRA/SPEDRA —Royalty revenue	1,649	2,417		4,066	418	2,142		2,560
Total revenue	$120,315	$3,943	(1)	$124,258	$71,642	$23,788	(2)	$95,430

	2014
	U.S.	ROW		Total
Qsymia—Net product revenue	$45,277	$—		$45,277
STENDRA/SPEDRA—License and milestone revenue	15,406	23,208		38,614
STENDRA/SPEDRA—Supply revenue	9,059	17,460		26,519
STENDRA/SPEDRA —Royalty revenue	2,176	1,595		3,771
Total revenue	$71,918	$42,263	(3)	$114,181

(1)	$3.9 million of which is attributable to Germany.
(2)	$23.7 million of which is attributable to Germany.
(3)	$37.2 million of which is attributable to Germany.

Major customers

Revenues from significant customers as a percentage of net Qsymia product revenues is as follows:

	2016	2015	2014
Amerisource Bergen	35%	31%	35%
McKesson	34%	37%	33%
Cardinal Health, Inc.	29%	30%	28%

Accounts receivable by significant customer as a percentage of the total gross accounts receivable balance are as follows:

	2016	2015
Amerisource Bergen	40%	32%
McKesson	30%	33%
Cardinal Health, Inc.	21%	25%

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

During the years ended December 31, 2016, 2015 and 2014, the Company incurred expenses for work performed by a third‑party clinical research organization, or CRO, for Qsymia and STENDRA post‑approval studies that accounted for 27%, 11% and 27%, respectively, of total research and development expenses.

Note 19. 401(k) Plan

All of the Company’s full‑time employees are eligible to participate in the VIVUS 401(k) Plan. Employer‑matching contributions for the years ended December 31, 2016, 2015 and 2014 were $272,000, $406,000 and $467,000, respectively.

Note 20. Legal Matters

Shareholder Lawsuit

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors.  In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114-cv-261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief.  On July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14-cv-03263.  The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action.  On September 15, 2014, pursuant to an agreement between the parties, plaintiffs voluntarily dismissed their state court action with prejudice.  Defendants moved to dismiss the federal action and moved to dismiss again after plaintiffs amended their complaint to include additional factual allegations and to add seven new claims under California law. The court granted the latter motion on June 18, 2015, dismissing the seven California claims with prejudice and dismissing the two federal claims with leave to amend. Plaintiffs filed a Second Amended Complaint on August 17, 2015. Defendants moved to dismiss that complaint as well.  On April 19, 2016, the court granted defendants’ motion to dismiss with prejudice and entered judgment in favor of defendants.  Plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals on May 18, 2016.  Briefing on the appeal has now been completed.  The Ninth Circuit has not yet scheduled the matter for oral argument or consideration.  The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to the use of the Company’s financial resources to pay for its self-insured retention and the policies’ terms and conditions.

The Company and the defendant former officers and directors cannot predict the outcome of the lawsuit, but they believe the lawsuit is without merit and intend to continue vigorously defending against the claims.

Qsymia ANDA Litigation

On May 7, 2014, the Company received a Paragraph IV certification notice from Actavis Laboratories FL indicating that it filed an abbreviated new drug application, or ANDA, with the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Qsymia and contending that the patents listed for Qsymia in FDA Orange Book at the time the notice was received (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, and 8,580,299 (collectively “patents-in-suit”)) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Qsymia as described in their ANDA. On June 12, 2014, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as Actavis. The lawsuit (Case No. 14-3786 (SRC)(CLW)) was filed on the basis that Actavis’ submission of their ANDA to obtain approval to manufacture, use, sell or offer for sale generic versions of Qsymia prior to the expiration of the patents-in-suit constitutes infringement of one or more claims of those patents.

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

On March 5, 2015, the Company received a Paragraph IV certification notice from Teva Pharmaceuticals USA, Inc. indicating that it filed an ANDA with FDA, requesting approval to market a generic version of Qsymia and contending that eight patents listed for Qsymia in the Orange Book at the time of the notice (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, 8,580,299, 8,895,057 and 8,895,058) (collectively “patents-in-suit”) are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of a generic form of Qsymia as described in their ANDA. On April 15, 2015, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Teva Pharmaceutical USA, Inc. and Teva Pharmaceutical Industries, Ltd., collectively referred to as Teva. The lawsuit (Case No. 15-2693 (SRC)(CLW)) was filed on the basis that Teva’s submission of their ANDA to obtain approval to manufacture, use, sell, or offer for sale generic versions of Qsymia prior to the expiration of the patents-in-suit constitutes infringement of one or more claims of those patents.

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

The schedule for both suits has now been consolidated for expert discovery and trial. Expert discovery is scheduled to close on April 21, 2017. A final pretrial conference is scheduled for May 31, 2017 and a second pretrial conference, if necessary, is scheduled for June 28, 2017. No trial date has been scheduled.

The Company intends to vigorously enforce its intellectual property rights relating to Qsymia, but the Company cannot predict the outcome of these matters.

STENDRA ANDA Litigation

On June 20, 2016, the Company received a Paragraph IV certification notice from Hetero USA, Inc. and Hetero Labs Limited, collectively referred to as Hetero, indicating that it filed an ANDA with FDA, requesting approval to market a generic version of STENDRA and contending that patents listed for STENDRA in the Orange Book at the time of the notice (U.S. Patents 6,656,935, and 7,501,409) (collectively “patents-in-suit”) are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of a generic form of STENDRA as described in their ANDA. On July 27, 2016, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Hetero (Case No. 16-4560 (KSH)(CLW)). On January 3, 2017, we entered into a settlement agreement with Hetero.  Under the settlement agreement, Hetero was granted a license to manufacture and commercialize the generic version of STENDRA described in its ANDA filing in the United States as of the date that is the later of (a) October 29, 2024, which is 180 days prior to the expiration of the last to expire of the patents-in-suit, or (b) the date that Hetero obtains final approval from FDA of the Hetero ANDA. The Settlement Agreement provides for a full settlement of all claims that were asserted in the suit.

The Company is not aware of any other asserted or unasserted claims against it where it believes that an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

Note 21. Selected Financial Data (Unaudited)

Selected Quarterly Financial Data (in thousands except per share data):

	Quarter Ended,
	March 31	June 30	September 30	December 31
2016
Total revenue	$15,324	$13,776	$13,353	$81,805
Total gross profit	11,620	11,129	11,288	79,619
Operating expenses	19,855	17,435	14,201	17,082
Net (loss) income	(12,708)	(11,401)	(9,152)	56,563
Basic net (loss) income per share	(0.12)	(0.11)	(0.09)	0.54
Diluted net (loss) income per share	$(0.12)	$(0.11)	$(0.09)	$0.54

2015
Total revenue	$32,166	$22,985	$24,936	$15,343
Total gross profit	22,270	13,115	13,171	12,717
Operating expenses	38,990	64,192	32,965	19,560
Net loss	(15,466)	(49,352)	(16,106)	(12,183)
Basic and diluted net loss per share	$(0.15)	$(0.48)	$(0.15)	$(0.12)

Note 22. Subsequent Events

On January 6, 2017, the Company entered into a Patent Assignment Agreement with Selten Pharma, Inc., or Selten, whereby the Company received exclusive, worldwide rights for the development and commercialization of BMPR2 activators for the treatment of Pulmonary Arterial Hypertension, or PAH.  As part of the agreement, Selten assigned to the Company its license to a group of patents owned by the Board of Trustees of the Leland Stanford Junior University, or Stanford, which cover uses of tacrolimus and ascomycin to treat PAH. The Company is responsible for future financial obligations to Stanford under that license.

The Company has assumed full responsibility for the development and commercialization of the licensed compounds for the treatment of PAH and related vascular diseases. Selten will receive an upfront payment of $1.0 million and milestone payments based on global development status and future sales milestones, as well as tiered royalty payments on future sales of these compounds.  The total potential milestone payments are $39.0 million to Selten and $550,000 to Stanford. The majority of the milestone payments to Selten may be paid, at the Company’s sole option, either in cash or in the Company’s common stock, provided that in no event shall the payment of common stock exceed fifty percent of the aggregate amount of such milestone payments.

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

	Balance at	Charged		Balance at
	Beginning of	to	Charges	End of
	Period	Operations*	Utilized	Period
Allowance for Cash Discounts
Fiscal year ended December 31, 2014	$134	$1,712	$(1,696)	$150
Fiscal year ended December 31, 2015	$150	$1,933	$(1,919)	$164
Fiscal year ended December 31, 2016	$164	$1,679	$(1,630)	$213

*Amount charged to operations during fiscal years ended December 31, 2016, 2015 and 2014, includes 1,474,000, $1,656,000 and $1,373,000, respectively, for cash discount allowances related to revenue recognized during each fiscal year. The remaining amounts were recorded on the consolidated balance sheets as deferred revenue at the end of each period, respectively.

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

Our management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013), known as COSO Framework, to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Attestation Report of the Registered Public Accounting Firm

OUM & Co. LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10‑K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016. This report, which expresses an unqualified opinion on the effectiveness of our internal controls over financial reporting as of December 31, 2016, is included herein.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference from the information under the captions “Election of Directors,” “Corporate Governance—Board Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company’s last fiscal year in connection with the solicitation of proxies for its 2017 Annual Meeting of Stockholders.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2016, that were approved by our stockholders was as follows:

	Number of Shares	Weighted Average	Number of Shares
	to be issued Upon	Exercise Price of	Remaining
	Exercise of Outstanding	Outstanding	Available for
Plan Category	Options and Rights	Options	Future Issuance(c)
Equity compensation plans approved by stockholders(a)	10,109,900	$4.62	9,162,648
Equity compensation plans not approved by stockholders(b)	—	$—	—
Total	10,109,900	$4.62	9,162,648

(a)	Consists of three plans: our 2001 Stock Option Plan, our 2010 Equity Incentive Plan and our 1994 Employee Stock Purchase Plan.
(b)	The Company currently has no instruments outstanding or available for issuance under non-approved equity compensation plans.
(c)	Includes 8,895,532 shares for the 2010 Equity Incentive Plan and 267,116 shares for the 1994 Employee Stock Purchase Plan.

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

Date: March 8, 2017

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Seth H. Z. Fischer	Chief Executive Officer (Principal Executive Officer) and Director	March 8, 2017
Seth H. Z. Fischer

/s/ David Y. Norton	Chairman of the Board of Directors and Director	March 8, 2017
David Y. Norton

/s/ Mark K. Oki	Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 8, 2017
Mark K. Oki

/s/ Jorge Plutzky, M.D.	Director	March 8, 2017
Jorge Plutzky, M.D.

/s/ Eric W. Roberts	Director	March 8, 2017
Eric W. Roberts

/s/ Herman Rosenman	Director	March 8, 2017
Herman Rosenman

/s/ Allan L. Shaw	Director	March 8, 2017
Allan L. Shaw

VIVUS, INC.

REPORT ON FORM 10‑K FOR

THE YEAR ENDED DECEMBER 31, 2016

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)†	Asset Purchase Agreement between the Registrant and K‑V Pharmaceutical Company dated as of March 30, 2007
2.2(2)†	Asset Purchase Agreement dated October 1, 2010, between the Registrant, MEDA AB and Vivus Real Estate, LLC
3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(4)	Amended and Restated Bylaws of the Registrant
3.3(5)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant
3.4(6)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant
3.5(7)	Amendment No. 3 to the Amended and Restated Bylaws of the Registrant
3.6(8)	Amendment No. 4 to the Amended and Restated Bylaws of the Registrant
3.7(9)	Amendment No. 5 to the Amended and Restated Bylaws of the Registrant
3.8(10)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant
4.1(11)	Specimen Common Stock Certificate of the Registrant
4.2(12)	Amended and Restated Preferred Stock Rights Agreement, dated as of November 9, 2016, by and between the Registrant and Computershare Trust Company, N.A.
4.3(13)	Indenture dated as of May 21, 2013, by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee
4.4(14)	Form of 4.50% Convertible Senior Note due May 1, 2020
10.1(15)*	Form of Indemnification Agreement by and among the Registrant and the Officers of the Registrant
10.2(16)*	Form of Indemnification Agreement by and among the Registrant and the Directors of the Registrant
10.3(17)*	1994 Employee Stock Purchase Plan, as amended, Form of Subscription Agreement and Form of Notice of Withdrawal
10.4(18)*	2001 Stock Option Plan and Form of Agreement thereunder
10.5(19)*	2001 Stock Option Plan, as amended on July 12, 2006
10.6(20)*	Form of Notice of Grant and Restricted Stock Unit Agreement under the VIVUS, Inc. 2001 Stock Option Plan
10.7(21)*	2010 Equity Incentive Plan and Form of Agreement thereunder
10.8(22)*	2010 Equity Incentive Plan, as amended on September 12, 2014
10.9(23)*	2010 Equity Incentive Plan (as amended and restated)
10.10(24)*	Stand‑Alone Stock Option Agreement with Michael P. Miller dated as of April 30, 2010
10.11(25)†	Agreement effective as of December 28, 2000, between the Registrant and Tanabe Seiyaku Co., Ltd.
10.12(26)	Amendment No. 1 effective as of January 9, 2004, to the Agreement effective as of December 28, 2000, between the Registrant and Tanabe Seiyaku Co., Ltd.
10.13(27)	Termination and Release executed by Tanabe Holding America, Inc. dated May 1, 2007
10.14(28)†	Second Amendment effective as of August 1, 2012, to the Agreement dated as of December 28, 2000, between the Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.)
10.15(29)†	Third Amendment effective as of February 21, 2013, to the Agreement dated as of December 28, 2000, between the Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.)
10.16(30)†	Settlement and Modification Agreement dated July 12, 2001, between ASIVI, LLC, AndroSolutions, Inc., Gary W. Neal and the Registrant
10.17(31)†	Assignment Agreement between Thomas Najarian, M.D. and the Registrant dated October 16, 2001
10.18(32)†	Master Services Agreement dated as of September 12, 2007, between the Registrant and Medpace, Inc.

Exhibit Number	Description
10.19(33)†	Exhibit A: Medpace Task Order Number: 06 dated as of December 15, 2008, pursuant to that certain Master Services Agreement, between the Registrant and Medpace, Inc., dated as of September 12, 2007
10.20(34)†	Commercial Manufacturing and Packaging Agreement by and between the Registrant and Catalent Pharma Solutions, LLC dated as of July 17, 2012
10.21(35)

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

10.22(36)	First Amendment to Lease dated November 18, 2008, between Castro Mountain View, LLC, CP6CC, LLC and the Registrant
10.23(37)	Second Amendment to Lease effective November 12, 2009, between Castro Mountain View, LLC, CP6CC, LLC and the Registrant
10.24(38)	Third Amendment to Lease effective December 3, 2010, between Castro Mountain View, LLC, CP6CC, LLC and the Registrant
10.25(39)	Fourth Amendment to Lease effective February 14, 2012, between Castro Mountain View, LLC, CP6CC, LLC and the Registrant
10.26(40)	Lease Agreement effective December 11, 2012, by and between the Registrant and SFERS Real Estate Corp. U.
10.27(41)†	Purchase and Sale Agreement effective as of March 25, 2013, between the Registrant and BioPharma Secured Investments III Holdings Cayman LP
10.28(42)	Capped Call Confirmation dated May 15, 2013, by and between the Registrant and Deutsche Bank AG, London Branch
10.29(43)*	Form of Amended and Restated Change of Control and Severance Agreement
10.30(44)†	License and Commercialization Agreement dated July 5, 2013, between the Registrant and Berlin‑Chemie AG
10.31(45)†	Commercial Supply Agreement dated as of July 5, 2013, between the Registrant and Berlin‑Chemie AG
10.32(46)	Agreement dated July 18, 2013, by and between the Registrant and First Manhattan Co.
10.33(47)*	Letter Agreement dated July 18, 2013, by and among the Registrant, First Manhattan Co. and Peter Y. Tam
10.34(48)	Fourth Amendment to the Agreement dated as of December 28, 2000, between the Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.), effective as of July 1, 2013
10.35(49)†	Commercial Supply Agreement dated July 31, 2013, by and between the Registrant and Sanofi Chimie
10.36(50)*	Employment Agreement dated September 3, 2013, by and between the Registrant and Seth H. Z. Fischer
10.37(51)†	License and Commercialization Agreement dated as of October 10, 2013, by and between the Registrant and Auxilium Pharmaceuticals, Inc.
10.38(52)†	Commercial Supply Agreement dated as of October 10, 2013, by and between the Registrant and Auxilium Pharmaceuticals, Inc.
10.39(53)*	Letter Agreement dated November 4, 2013, by and between the Registrant and Timothy E. Morris
10.40(54)†	Manufacturing and Supply Agreement dated November 18, 2013, by and between the Registrant and Sanofi Winthrop Industrie
10.41(55)†	License and Commercialization Agreement dated December 11, 2013, by and between the Registrant and Sanofi
10.42(56)†	Supply Agreement effective as of December 11, 2013, by and between the Registrant and Sanofi Winthrop Industrie
10.43(57)†	Patent Assignment Agreement, dated August 24, 2014, by and between the Registrant and Janssen Pharmaceuticals, Inc.

Exhibit Number	Description
10.44(58)*	Letter Agreement dated April 13, 2015, by and between the Registrant and Guy P. Marsh
10.45(59)*	Form of Second Amended and Restated Change of Control and Severance Agreement
10.46(60)*	Letter Agreement dated July 20, 2015, by and between the Registrant and Wesley W. Day, Ph.D.
10.47(61)*	Letter Agreement dated August 17, 2015, by and between the Registrant and Svai S. Sanford
10.48(62)	Letter Regarding Termination Notice dated December 30, 2015, from Auxilium Pharmaceuticals, Inc. and Endo Ventures Limited to the Registrant
10.49(63)	Letter Regarding Termination Notice dated as of June 30, 2016, from Auxilium Pharmaceuticals, Inc. and Endo Ventures Limited to the Registrant
10.50(64)	Letter Regarding Termination Notice dated as of August 29, 2016, from Auxilium Pharmaceuticals, LLC and Endo Ventures Limited to the Registrant
10.51(65)	First Amendment to Lease effective August 30, 2016, between the Registrant and MV Campus Owner, LLC, the successor in interest to SFERS Real Estate Corp. U.
10.52(66)	Office Lease effective September 2, 2016, between the Registrant and AG-SW Hamilton Plaza Owner, L.P.
10.53(67)††	License and Commercialization Agreement dated as of September 30, 2016, by and between the Registrant and Metuchen Pharmaceuticals LLC
10.54(68)††	Commercial Supply Agreement dated as of September 30, 2016, by and between the Registrant and Metuchen Pharmaceuticals LLC
10.55††	Patent Assignment Agreement dated as of January 6, 2017, by and between the Registrant and Selten Pharma, Inc.
10.56††	License Assignment Agreement dated as of January 6, 2017, by and between the Registrant and Selten Pharma, Inc.
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (See signature page)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a‑14 and 15d‑14 promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a‑14 and 15d‑14 promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101

The following materials from the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) related notes

†Confidential treatment granted.

††Confidential portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

*Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2012, filed with the SEC on February 26, 2013.
(2)	Incorporated by reference to Exhibit 2.2 filed with the Registrant’s Annual Report on Form 10‑K/A for the fiscal year ended December 31, 2012, filed with the SEC on June 12, 2013.
(3)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 1996, filed with the SEC on March 28, 1997.

(4)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on April 20, 2012.
(5)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Quarterly Report on Form 10‑Q for the fiscal quarter ended March 31, 2013, filed with the SEC on May 8, 2013.
(6)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Quarterly Report on Form 10‑Q for the fiscal quarter ended March 31, 2013, filed with the SEC on May 8, 2013.
(7)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on May 13, 2013.
(8)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on July 24, 2013.
(9)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2015.
(10)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Registration Statement on Form 8‑A filed with the SEC on March 28, 2007.
(11)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Annual Report on Form 10‑K/A for the fiscal year ended December 31, 1996, filed with the SEC on April 16, 1997.
(12)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2016.
(13)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on May 21, 2013.
(14)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on May 21, 2013.
(15)	Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Form 8‑B filed with the SEC on June 25, 1996.
(16)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on August 12, 2014.
(17)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on July 29, 2011.
(18)	Incorporated by reference to Exhibit 10.44 filed with the Registrant’s Registration Statement on Form S‑8 filed with the SEC on November 15, 2001.
(19)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on July 13, 2006.
(20)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on July 13, 2006.
(21)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2010, filed with the SEC on March 1, 2011.
(22)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S‑8 filed with the SEC on November 5, 2014.
(23)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-8 filed with the SEC on December 14, 2016.
(24)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on May 6, 2010.

(25)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2012, filed with the SEC on February 26, 2013.
(26)	Incorporated by reference to Exhibit 10.42A filed with the Registrant’s Quarterly Report on Form 10‑Q for the fiscal quarter ended March 31, 2004, filed with the SEC on May 7, 2004.
(27)	Incorporated by reference to Exhibit 10.61 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on May 4, 2007.
(28)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on August 10, 2012.
(29)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on February 25, 2013.
(30)	Incorporated by reference to Exhibit 10.20 filed with the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2012, filed with the SEC on February 26, 2013.
(31)	Incorporated by reference to Exhibit 10.79 filed with the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2009, filed with the SEC on March 10, 2010.
(32)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10‑Q for the fiscal quarter ended March 31, 2013, filed with the SEC on May 8, 2013.
(33)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K/A filed with the SEC on July 15, 2009.
(34)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on July 23, 2012.
(35)	Incorporated by reference to Exhibit 10.60 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on November 7, 2006.
(36)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on December 18, 2008.
(37)	Incorporated by reference to Exhibit 10.78 filed with the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2009, filed with the SEC on March 10, 2010.
(38)	Incorporated by reference to Exhibit 10.28 filed with the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2010, filed with the SEC on March 1, 2011.
(39)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on February 16, 2012.
(40)	Incorporated by reference to Exhibit 10.34 filed with the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2012, filed with the SEC on February 26, 2013.
(41)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10‑Q for the fiscal quarter ended March 31, 2013, filed with the SEC on May 8, 2013.
(42)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on May 16, 2013.
(43)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on July 5, 2013.
(44)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10‑Q for the fiscal quarter ended June 30, 2013, filed with the SEC on August 8, 2013.
(45)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10‑Q for the fiscal quarter ended June 30, 2013, filed with the SEC on August 8, 2013.

(46)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on July 19, 2013.
(47)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on July 24, 2013.
(48)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on July 29, 2013.
(49)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Quarterly Report on Form 10‑Q for the fiscal quarter ended June 30, 2013, filed with the SEC on August 8, 2013.
(50)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on September 4, 2013.
(51)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Quarterly Report on Form 10‑Q for the fiscal quarter ended September 30, 2013, filed with the SEC on November 7, 2013.
(52)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Quarterly Report on Form 10‑Q for the fiscal quarter ended September 30, 2013, filed with the SEC on November 7, 2013.
(53)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on November 5, 2013.
(54)	Incorporated by reference to Exhibit 10.45 filed with the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2013, filed with the SEC on February 28, 2014.
(55)	Incorporated by reference to Exhibit 10.46 filed with the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2013, filed with the SEC on February 28, 2014.
(56)	Incorporated by reference to Exhibit 10.47 filed with the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2013, filed with the SEC on February 28, 2014.
(57)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10‑Q for the fiscal quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
(58)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed with the SEC on August 3, 2015.
(59)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2015.
(60)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed with the SEC on August 3, 2015.
(61)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, filed with the SEC on November 4, 2015.
(62)	Incorporated by reference to Exhibit 10.53 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 9, 2016.
(63)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, filed with the SEC on August 4, 2016.
(64)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
(65)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
(66)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, filed with the SEC on November 9, 2016.

(67)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
(68)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, filed with the SEC on November 9, 2016.