Form 10-Q
period 2017-03-31
VIVUS INC
filed 2017-05-03
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33389

VIVUS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3136179
(State or other jurisdiction of	(IRS employer
incorporation or organization)	identification number)

900 E. Hamilton Avenue, Suite 550
Campbell, California	95008
(Address of principal executive office)	(Zip Code)

(650) 934-5200

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

At April 28, 2017, 105,682,863 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31,	December 31,
	2017	2016
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$67,753	$84,783
Available-for-sale securities	192,477	184,736
Accounts receivable, net	11,443	9,478
Inventories	17,190	16,186
Prepaid expenses and other current assets	4,505	8,251
Total current assets	293,368	303,434
Property and equipment, net	738	788
Non-current assets	1,379	1,554
Total assets	$295,485	$305,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,907	$4,707
Accrued and other liabilities	20,313	15,686
Deferred revenue	1,505	19,174
Current portion of long-term debt	9,311	8,708
Total current liabilities	36,036	48,275
Long-term debt, net of current portion	234,866	232,610
Deferred revenue, net of current portion	6,232	6,449
Non-current accrued and other liabilities	370	257
Total liabilities	277,504	287,591
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock; $.001 par value; 200,000 shares authorized; 105,629 and 104,874 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	105	105
Additional paid-in capital	832,477	831,750
Accumulated other comprehensive loss	(491)	(616)
Accumulated deficit	(814,110)	(813,054)
Total stockholders’ equity	17,981	18,185
Total liabilities and stockholders’ equity	$295,485	$305,776

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Net product revenue	$17,620	$12,412
License and milestone revenue	5,000	—
Supply revenue	3,812	1,526
Royalty revenue	580	1,386
Total revenue	27,012	15,324

Operating expenses:
Cost of goods sold	6,167	3,704
Selling, general and administrative	11,431	15,122
Research and development	2,180	1,029
Total operating expenses	19,778	19,855

Income (loss) from operations	7,234	(4,531)

Interest expense and other expense, net	8,302	8,161
Loss before income taxes	(1,068)	(12,692)
(Benefit from) provision for income taxes	(12)	16
Net loss	$(1,056)	$(12,708)

Basic and diluted net loss per share	$(0.01)	$(0.12)
Shares used in per share computation:
Basic and diluted	105,479	104,071

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(1,056)	$(12,708)
Unrealized gain on securities, net of taxes	125	437
Comprehensive loss	$(931)	$(12,271)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,056)	$(12,708)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	252	291
Amortization of debt issuance costs and discounts	4,935	4,535
Amortization of discount or premium on available-for-sale securities	245	253
Share-based compensation expense	727	252
Changes in assets and liabilities:
Accounts receivable	(1,965)	(2,858)
Inventories	(1,004)	2,178
Prepaid expenses and other assets	3,740	4,104
Accounts payable	200	604
Accrued and other liabilities	4,740	(5,644)
Deferred revenue	(17,886)	(2,745)
Net cash used for operating activities	(7,072)	(11,738)
Cash flows from investing activities:
Property and equipment purchases	(21)	—
Purchases of available-for-sale securities	(20,915)	(30,423)
Proceeds from maturity of available-for-sale securities	12,234	29,000
Proceeds from sales of available-for-sale securities	820	3,666
Net cash (used for) provided by investing activities	(7,882)	2,243
Cash flows from financing activities:
Repayments of notes payable	(2,076)	(2,199)
Net cash used for financing activities	(2,076)	(2,199)
Net decrease in cash and cash equivalents	(17,030)	(11,694)
Cash and cash equivalents:
Beginning of year	84,783	95,395
End of period	$67,753	$83,701

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

1. BASIS OF PRESENTATION

VIVUS is a biopharmaceutical company committed to the development and commercialization of innovative therapies that focus on advancing treatments for patients with serious unmet medical needs, with two approved therapies and one product candidate in active clinical development. Qsymia® (phentermine and topiramate extended release) is approved by FDA for chronic weight management and STENDRA® (avanafil) is approved by FDA for erectile dysfunction, or ED, and by the European Commission, or EC, under the trade name, SPEDRA, for the treatment of ED in the EU. Tacrolimus is in clinical development for the treatment of Pulmonary Arterial Hypertension, or PAH.

Qsymia incorporates a proprietary formulation combining low doses of active ingredients from two previously approved drugs, phentermine and topiramate, and is being commercialized by the Company in the U.S. primarily through a sales force who promote Qsymia to physicians. Avanafil is an oral phosphodiesterase type 5 inhibitor that is being commercialized in the U.S., EU and other countries through commercialization collaborators.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Management has evaluated all events and transactions that occurred after March 31, 2017 through the date these unaudited condensed consolidated financial statements were filed. There were no events or transactions during this period that require recognition or disclosure in these unaudited condensed consolidated financial statements. The December 31, 2016 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed on March 8, 2017 with the Securities and Exchange Commission, or SEC, and as amended by the Form 10-K/A filed on April 26, 2017 with the SEC. The unaudited condensed consolidated financial statements include the accounts of VIVUS, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies since the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 with the exception of the following:

Revenue Recognition

Product Revenue:

The Company recognizes product revenue when:

(i)persuasive evidence that an arrangement exists,

(ii)delivery has occurred and title has passed,

(iii)the price is fixed or determinable, and

(iv)collectability is reasonably assured.

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

The Company ships units of Qsymia through a distribution network that includes certified retail pharmacies. The Company began shipping Qsymia in September 2012 and grants rights to its customers to return unsold product from six months prior to and up to 12 months subsequent to product expiration. This has resulted in a potential return period of from 24 to 36 months depending on the ship date of the product. As the Company had no previous experience in selling Qsymia and given its lengthy return period, the Company was not initially able to reliably estimate expected returns of Qsymia at the time of shipment, and therefore recognized revenue when units were dispensed to patients through prescriptions, at which point, the product is not subject to return, or when the expiration period had ended.

Beginning in the first quarter of 2017, with 48 months of returns experience, the Company now believes that it has sufficient data and experience from selling Qsymia to reliably estimate expected returns. Therefore, beginning in the first quarter of 2017, the Company began recognizing revenue from the sales of Qsymia upon shipment and recording a reserve for expected returns at the time of shipment.

In accordance with this change in accounting estimate, the Company recognized a one-time adjustment of $7.3 million of revenues, net of expected returns reserve and gross-to-net charges, in the first quarter of 2017 relating to products that had been previously shipped. This increase in net product revenue resulted in a decrease in net loss of $6.0 million or $0.06 per share.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This new standard will supersede most current revenue recognition guidance.  In July 2015, the FASB voted to delay the effective date of this standard by one year to the first quarter of 2018. Early adoption is permitted, but not before the first quarter of 2017. This new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption, or the “modified retrospective basis.” Preliminarily, the Company plans to adopt this standard in the first quarter of 2018 using the modified retrospective basis. The Company currently does not expect the adoption of this standard to have a material impact on the Company’s net product revenues in the first quarter of adoption or on the timing of future recognition of net product revenues.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory - Inventory (Topic 330), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” This standard eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The Company adopted this standard in the first quarter of 2017 and it did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), which modifies the accounting by lessees for all leases with a term greater than 12 months. This standard will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For public companies, this standard is effective for annual and interim periods beginning on or after December 15, 2018. Early adoption is permitted. The Company’s only significant lease is its operating lease for its corporate headquarters, and, while the Company cannot yet estimate the amounts by which its financial statements will be affected by the adoption of this guidance, it expects that the recognition of expense will be similar to current guidance but that there will be a significant change in the balance sheet due to the recognition of right of use assets and the corresponding lease liabilities. The Company plans to adopt the new leases guidance effective January 1, 2019 using a modified retrospective transition method.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The Company adopted this standard in the first quarter of 2017, and it did not have a material impact on the Company’s condensed consolidated financial statements.

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

2. SHARE-BASED COMPENSATION

Total share-based compensation expense for all of the Company’s share-based awards was as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of goods sold	$14	$32
Selling, general and administrative	628	253
Research and development	85	(33)
Total share-based compensation expense	$727	$252

Share-based compensation costs capitalized as part of the cost of inventory were $4,000 and $3,000 for the three months ended March 31, 2017 and 2016, respectively.

3. CASH, CASH EQUIVALENTS, AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at March 31, 2017 and December 31, 2016, are presented in the tables that follow (in thousands).

	As of March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$67,753	$—	$—	$67,753
U.S. Treasury securities	24,701	7	(98)	24,610
Corporate debt securities	168,267	68	(468)	167,867
Total	260,721	75	(566)	260,230
Less amounts classified as cash and cash equivalents	(67,753)	—	—	(67,753)
Total available-for-sale securities	$192,968	$75	$(566)	$192,477

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$84,783	$—	$—	$84,783
U.S. Treasury securities	24,780	7	(110)	24,677
Corporate debt securities	160,571	52	(564)	160,059
Total	270,134	59	(674)	269,519
Less amounts classified as cash and cash equivalents	(84,783)	—	—	(84,783)
Total available-for-sale securities	$185,351	$59	$(674)	$184,736

As of March 31, 2017, the Company’s available-for-sale securities had original contractual maturities up to 67 months. However, the Company may sell these securities prior to their stated maturities in response to changes in the availability of and the yield on alternative investments as well as liquidity requirements. As these securities are readily marketable and are viewed by the Company as available to support current operations, securities with maturities beyond 12 months are classified as current assets. Due to their short-term maturities, the Company believes that the fair value of its bank deposits, accounts payable and accrued expenses approximate their carrying value.

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

The following table represents the fair value hierarchy for our cash equivalents and available-for-sale securities by major security type as of March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$67,753	$—	$—	$67,753
U.S. Treasury securities	24,610	—	—	24,610
Corporate debt securities	—	167,867	—	167,867
Total	$92,363	$167,867	$—	$260,230

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$84,783	$—	$—	$84,783
U.S. Treasury securities	24,677	—	—	24,677
Corporate debt securities	—	160,059	—	160,059
Total	$109,460	$160,059	$—	$269,519

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	Balance as of
	March 31,	December 31,
	2017	2016
Qsymia	$8,909	$8,982
STENDRA/SPEDRA	2,719	709
	11,628	9,691
Qsymia allowance for cash discounts	(185)	(213)
Net	$11,443	$9,478

5. INVENTORIES

Inventories consist of the following (in thousands):

	Balance as of
	March 31,	December 31,
	2017	2016
Raw materials	$14,210	$9,412
Work-in-process	239	2,984
Finished goods	2,741	3,110
Deferred costs	—	680
Inventories	$17,190	$16,186

Raw materials inventories consist primarily of the active pharmaceutical ingredients, or API, for Qsymia and STENDRA/SPEDRA. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first in, first out method for all inventories, which are valued using a weighted-average cost method calculated for each production batch. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or net realizable value approach as that used to value the inventory.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	Balance as of
	March 31,	December 31,
	2017	2016
Prepaid sales and marketing expenses	$1,821	$1,767
Prepaid insurance	836	1,182
Other prepaid expenses and assets	1,848	5,302
Total	$4,505	$8,251

The amounts included in prepaid expenses and other assets consist primarily of prepayments for future services, non-trade receivables, prepaid interest and interest income receivable. These costs have been deferred as prepaid expenses and other current assets on the condensed consolidated balance sheets and will be either (i) charged to expense accordingly when the related prepaid services are rendered to the Company, or (ii) converted to cash when the receivable is collected by the Company.

7. NON-CURRENT ASSETS

Non-current assets consist primarily of patent acquisition and assignment costs.

8. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following (in thousands):

	Balance as of
	March 31,	December 31,
	2017	2016
Accrued employee compensation and benefits	$1,287	$3,014
Reserve for product returns	6,201	—
Product-related accruals	5,634	671
Accrued interest on debt (see Note 13)	2,754	1,509
Accrued manufacturing costs	729	6,835
Accrued non-recurring charges (see Note 10)	—	5
Other accrued liabilities	3,708	3,652
Total	$20,313	$15,686

The amounts included in other accrued liabilities consist of obligations primarily related to sales, marketing, research, clinical development, corporate activities, the STENDRA license and royalties.

9. NON-CURRENT ACCRUED AND OTHER LIABILITIES

Non-current accrued and other liabilities were $0.4 million and $0.3 million at March 31, 2017 and December 31, 2016, respectively, and were primarily comprised of deferred rent and security deposits.

10. NON-RECURRING CHARGES

The following table sets forth activities for the Company’s obligations related to its July 2015 corporate restructuring plan (in thousands):

Severance
obligations
Balance of accrued costs at January 1, 2017	$5
Charges	—
Payments	(5)
Balance of accrued costs at March 31, 2017	$—

Accrued employee severance costs as of December 31, 2016 are included under current liabilities in “Accrued and other liabilities.”

11. DEFERRED REVENUE

Deferred revenue consists of the following (in thousands):

	Balance as of
	March 31,	December 31,
	2017	2016
Qsymia deferred revenue - current	$—	$17,558
STENDRA deferred revenue - current	1,505	1,616
Deferred revenue - current	$1,505	$19,174

STENDRA deferred revenue - non-current	$6,232	$6,449

The Company ships units of Qsymia through a distribution network that includes certified retail pharmacies. The Company was not initially able to reliably estimate expected returns of Qsymia at the time of shipment, and therefore recognized revenue when units were dispensed to patients through prescriptions, at which point, the product is not subject to return, or when the expiration period had ended. Qsymia deferred revenue at December 31, 2016 consisted of product shipped to the Company’s wholesalers, certified retail pharmacies and certified home delivery pharmacy services networks, but not yet dispensed to patients through prescriptions, net of prompt payment discounts. Beginning in the first quarter of 2017, the Company began recognizing revenue from the sales of Qsymia upon shipment and recording a reserve for expected returns at the time of shipment. Accordingly, all of the Qsymia deferred revenue, net of appropriate reserves, was recognized as revenue as of January 1, 2017 (See Note 1).

SPEDRA deferred revenue relates to a prepayment for future royalties on sales of SPEDRA.

12. LICENSE, COMMERCIALIZATION AND SUPPLY AGREEMENTS

During 2013, the Company entered into separate license and commercialization agreements and separate commercial supply agreements with each of the Menarini Group, through its subsidiary Berlin Chemie AG, or Menarini, Auxilium Pharmaceuticals, Inc, or Auxilium, and Sanofi and its affiliate, or Sanofi, to commercialize and promote avanafil (STENDRA/SPEDRA) in their respective territories. Menarini’s territory is comprised of over 40 European countries, including the European Union, or EU, plus Australia and New Zealand. Sanofi’s territory was comprised of Africa, the Middle East, Turkey and Eurasia. Auxilium’s territory was comprised of the United States and Canada and their respective territories. In January 2015, Auxilium was acquired by Endo. Auxilium terminated the supply agreement effective June 30, 2016, and the license agreement effective September 30, 2016. On March 23, 2017, the Company and Sanofi entered into the Termination, Rights Reversion and Transition Services Agreement, or the Transition Agreement, effective February 28, 2017. Under the Transition Agreement, effective upon the thirtieth (30th) day following February 28, 2017, the license and commercialization agreement with Sanofi terminated for all countries in the Sanofi territory. In addition, under the Transition Agreement, Sanofi will provide the Company with certain transition services in support of ongoing regulatory approval efforts while the Company seeks to obtain a new commercial partner or partners for the Sanofi territory. The Company will pay certain transition service fees to Sanofi as part of the Transition Agreement.

On September 30, 2016, the Company entered into a license and commercialization agreement, or the Metuchen License Agreement, and a commercial supply agreement, or the Metuchen Supply Agreement, with Metuchen Pharmaceuticals LLC, or Metuchen. Under the terms of the Metuchen License Agreement, Metuchen received an exclusive license to develop, commercialize and promote STENDRA in the United States, Canada, South America and India, or the Metuchen Territory, effective October 1, 2016. The Company and Metuchen have agreed not to develop, commercialize, or in-license any other product that operates as a PDE-5 inhibitor in the Metuchen Territory for a limited time period, subject to certain exceptions. The Metuchen License Agreement will terminate upon the expiration of the last-to-expire payment obligations under the Metuchen License Agreement; upon expiration of the term of the Metuchen License Agreement, the exclusive license granted under the Metuchen License Agreement shall become fully paid-up, royalty-free, perpetual and irrevocable as to the Company but not certain trademark royalties due to Mitsubishi Tanabe Pharmaceutical Corporation, or MTPC.

Metuchen will obtain STENDRA exclusively from the Company. For each calendar year during the term of the Metuchen Supply Agreement, if Metuchen fails to purchase an agreed minimum purchase amount of STENDRA from the Company, it will reimburse the Company for the shortfall as it relates to the Company’s out of pocket costs to acquire certain raw materials needed to manufacture STENDRA. Upon the termination of the Metuchen Supply Agreement (other than by Metuchen for the Company’s uncured material breach or upon completion of the transfer of the control of the supply chain), Metuchen’s agreed minimum purchase amount of STENDRA from the Company shall accelerate for the entire then current initial term or renewal term, as applicable. The initial term under the Metuchen Supply Agreement will be for a period of five years, with automatic renewal for successive two year periods unless either party provides a termination notice to the other party at least two years in advance of the expiration of the then current term. On September 30, 2016, the Company received $70 million from Metuchen under the Metuchen License Agreement. The Metuchen License Agreement is royalty-free as to the Company, but Metuchen will reimburse the Company for payments made to cover royalty and milestone obligations to MTPC during the term of the Metuchen License Agreement.

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

For the three months ended March 31, 2017, total interest expense related to the Convertible Notes was $7.9 million, including amortization of $4.7 million of the debt discount and amortization of $247,000 of deferred financing costs. For the three months ended March 31, 2016, total interest expense related to the Convertible Notes was $7.2 million, including amortization of $4.2 million of the debt discount and amortization of $225,000 of deferred financing costs.

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

For the three months ended March 31, 2017, the interest expense related to the Senior Secured Notes was $1.0 million, including amortization of deferred financing costs of $38,000. For the three months ended March 31, 2016, the interest expense related to the Senior Secured Notes was $1.2 million, including amortization of deferred financing costs of $76,000.

The following table summarizes information on the debt (in thousands):

March 31,
2017
Convertible Senior Notes due 2020	$250,000
Senior Secured Notes due 2018	30,188
280,188
Less: Debt issuance costs	(1,932)
Less: Discount on convertible senior notes	(34,079)
244,177
Less: Current portion	(9,311)
Long-term debt, net of current portion	$234,866

Future estimated payments on the Senior Secured Notes as of March 31, 2017 are as follows:

2017 (remaining 9 months)	$20,625
2018	39,027
Total	59,652
Less: Interest portion	(29,464)
Senior Secured Notes	$30,188

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

As the Company recognized a net loss for the three months ended March 31, 2017 and 2016, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. Awards and options which were not included in the computation of diluted net loss per share because the effect would be anti-dilutive were 12,731,000 and 10,354,000 for the three months ended March 31, 2017 and 2016, respectively.

15. INCOME TAXES

For the three months ended March 31, 2017, the Company recorded a benefit of $12,000. For the three months ended March 31, 2016, the Company recorded a provision for taxes of $16,000. The benefit and provision for income taxes for each of the periods was primarily comprised of state taxes during the period.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets in the United States as of March 31, 2017. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

As of March 31, 2017, the Company’s unrecognized tax benefit is related to the federal and California research and development credits which result in an unrecognized tax benefit balance of $72,000.  We do not expect to have any other significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, certain tax years remain open to tax audit. The Company’s policy is to recognize interest and penalties related to uncertain tax positions (if any) as a component of the income tax provision.

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

Qsymia ANDA Litigation

On May 7, 2014, the Company received a Paragraph IV certification notice from Actavis Laboratories FL indicating that it filed an abbreviated new drug application, or ANDA, with the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Qsymia and contending that the patents listed for Qsymia in FDA Orange Book at the time the notice was received (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, and 8,580,299) (collectively “patents-in-suit”) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Qsymia as described in their ANDA. On June 12, 2014, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as Actavis. The lawsuit (Case No. 14-3786 (SRC)(CLW)) was filed on the basis that Actavis’ submission of their ANDA to obtain approval to manufacture, use, sell or offer for sale generic versions of Qsymia prior to the expiration of the patents-in-suit constitutes infringement of one or more claims of those patents.

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

The schedule for both suits has now been consolidated for expert discovery and trial. Expert discovery is ongoing and a final pretrial conference is scheduled for June 28, 2017. No trial date has been scheduled.

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

Net product revenue by geographic region was as follows (in thousands):

	Three Months Ended March 31,
	2017				2016
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$17,620	$—		$17,620	$12,412	$—		$12,412
Qsymia—License revenue	5,000	—		5,000	—	—		—
STENDRA/SPEDRA—Supply revenue	3,775	37		3,812	—	1,526		1,526
STENDRA/SPEDRA —Royalty revenue	—	580		580	826	560		1,386
Total revenue	$26,395	$617	(1)	$27,012	$13,238	$2,086	(2)	$15,324

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

•	Sanofi Chimie’s ability to undertake manufacturing of the avanafil active pharmaceutical ingredient and Sanofi Winthrop Industrie’s ability to undertake manufacturing of the tablets for avanafil;
•	the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand;
•	our ability to accurately forecast Qsymia demand;
•	our ability to commercialize Qsymia efficiently;
•	the number of Qsymia prescriptions dispensed;
•	the impact of promotional programs for Qsymia on our net product revenue and net income (loss) in future periods;
•	our history of losses and variable quarterly results;
•	substantial competition;
•	risks related to our ability to protect our intellectual property and litigation in which we are involved or may become involved;
•	uncertainties of government or third-party payor reimbursement;
•	our reliance on sole-source suppliers, third parties and our collaborative partners;
•	our ability to continue to identify, acquire and develop innovative investigational drug candidates and drugs;
•	risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations;
•	our ability to demonstrate through clinical testing the quality, safety, and efficacy of our investigational drug candidates;
•	the timing of initiation and completion of clinical trials and submissions to foreign authorities;
•	the results of post-marketing studies are not favorable;
•	compliance with post-marketing regulatory standards, post-marketing obligations or pharmacovigilance rules is not maintained;
•	the volatility and liquidity of the financial markets;
•	our liquidity and capital resources;
•	our expected future revenues, operations and expenditures;
•	potential change in our business strategy to enhance long-term stockholder value;
•	our ability to address or potentially reduce our outstanding debt balances:
•	the impact, if any, of changes to our Board of Directors or management team; and
•	other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, including those set forth in this filing as “Item 1A. Risk Factors.”

When we refer to “we,” “our,” “us,” the “Company” or “VIVUS” in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 8, 2017 and as amended by the Form 10-K/A filed with the SEC on April 26, 2017, and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

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

We commercialize Qsymia in the U.S. primarily through a sales force who promote Qsymia to physicians. We are focused on maintaining a commercial presence with important Qsymia prescribers, and we have the capacity to cover prescriptions from physicians that begin prescribing branded anti-obesity products. We are constantly monitoring prescribing activity in the market, and we have seen new prescriptions being written by HCPs on whom we have not previously dedicated field sales resources.  The current alignment addresses this new prescriber group, and we believe we have been successful in initiating and maintaining dialog with these HCPs.

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

In July 2013, we entered into a license and commercialization agreement, or the Menarini License Agreement, with the Menarini Group, through its subsidiary Berlin Chemie AG, or Menarini, under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU, Australia and New Zealand. Menarini commenced its commercialization launch of the product in the EU in early 2014. As of the date of this filing, SPEDRA is commercially available in 30 countries within the territory granted to Menarini pursuant to its license and commercialization agreement, in addition to certain territories in Asia licensed directly from MTPC. Under the Menarini License Agreement, we have received payments of $63.0 million relating to license and milestone payments and royalty prepayments.  Additionally, we are entitled to receive potential milestone payments based on certain net sales targets, plus royalties on SPEDRA sales. Menarini will also reimburse us for payments made to cover various obligations to MTPC during the term of the Menarini License Agreement.

In October 2013, we entered into a license and commercialization agreement, or the Auxilium License Agreement, and a commercial supply agreement, or the Auxilium Supply Agreement, with Auxilium under which Auxilium received an exclusive license to commercialize and promote STENDRA in the United States and Canada and we would supply Auxilium with STENDRA for commercialization. We received upfront and milestone payments of $45 million in addition to royalty payments based on tiered percentages of the aggregate annual net sales of STENDRA in the Auxilium Territory on a quarterly basis. Auxilium terminated the Auxilium Supply Agreement effective June 30, 2016 and the Auxilium License Agreement effective September 30, 2016.

On September 30, 2016, we entered into a license and commercialization agreement, or the Metuchen License Agreement, and a commercial supply agreement, or the Metuchen Supply Agreement, with Metuchen Pharmaceuticals LLC, or Metuchen. Under the terms of the Metuchen License Agreement, Metuchen received an exclusive license to develop, commercialize and promote STENDRA in the United States, Canada, South America and India, or the Metuchen Territory, effective October 1, 2016. We received an upfront license fee of $70 million under the Metuchen License Agreement. Metuchen will also reimburse us for payments made to cover royalty and milestone obligations to MTPC during the term of the Metuchen License Agreement, but will otherwise owe us no future royalties. Metuchen will obtain STENDRA exclusively from us.

In December 2013, we entered into a license and commercialization agreement with Sanofi, or the Sanofi License Agreement, under which Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in Africa, the Middle East, Turkey, and the CIS, including Russia, or the Sanofi Territory. Sanofi was responsible for obtaining regulatory approval in its territories. Effective as of December 11, 2013, we also entered into a supply agreement, or the Sanofi Supply Agreement, with Sanofi Winthrop Industrie, a wholly owned subsidiary of Sanofi, which terminated according to its terms on June 30, 2015. We received an upfront license fee and milestone payments totaling $10.0 million. In March 2017, we and Sanofi entered into the Termination, Rights Reversion and Transition Services Agreement, or the Transition Agreement, effective February 28, 2017. Under the Transition Agreement, effective upon the thirtieth (30th) day following February 28, 2017, the

Sanofi License Agreement terminated for all countries in the Sanofi Territory as a termination by Sanofi for convenience notwithstanding any notice requirements contained in the Sanofi License Agreement. In addition, under the Transition Agreement, Sanofi will provide us with certain transition services in support of ongoing regulatory approval efforts while we seek to obtain a new commercial partner or partners for the Sanofi Territory. We will pay certain transition service fees to Sanofi as part of the Transition Agreement.

We are currently in discussions with potential collaboration partners to develop, market and sell STENDRA for territories in which we do not currently have a commercial collaboration, including Africa, the Middle East, Turkey, the CIS, including Russia, Mexico and Central America.

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

Business Strategy Review

Earlier this year, we initiated a business strategy review with an outside advisor. The first announcement was the licensing of STENDRA to Metuchen for the U.S., Canada, South America, and India, as discussed above.  We will continue this process to evaluate strategies for maximizing our current assets as well as to evaluate development opportunities to utilize our cash resources, which could come in the form of a license, a co-development agreement, a merger or acquisition or other form. We will also look for opportunities to restructure our existing debt, including repayment or restructuring the outstanding balances.

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

Our significant accounting policies are more fully described in Note 1 to our audited consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, or our Annual Report, as filed with the SEC on March 8, 2017. There has been one significant change in our critical accounting policies during the three months ended March 31, 2017, as outlined below:

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

We ship units of Qsymia through a distribution network that includes certified retail pharmacies. Qsymia has a 36–month shelf life and we grant rights to our customers to return unsold product six months prior to and up to 12 months after product expiration and issue credits that may be applied against existing or future invoices. Given our limited history of selling Qsymia and the duration of the return period, in the past, we have not had sufficient information to reliably estimate expected returns of Qsymia at the time of shipment, and therefore revenue was recognized when units were dispensed to patients through prescriptions, at which point, the product is not subject to return.

Beginning in the first quarter of 2017, with 48 months of returns experience, we believe that we have sufficient data and experience from selling Qsymia to reliably estimate expected returns. Therefore, beginning in the first quarter of 2017, we began recognizing revenue from the sales of Qsymia upon shipment and recording a reserve for expected returns at the time of shipment.

In accordance with this change in accounting estimate, we recognized a one-time adjustment of $7.3 million of revenues, net of expected returns reserve and gross-to-net charges, in the first quarter of 2017 relating to products that had been previously shipped.

RESULTS OF OPERATIONS

Revenues

			% Change
	Three Months Ended March 31,		Increase/ (Decrease)
(in thousands, except for percentages)	2017	2016	2017 vs 2016
Revenue:
Net product revenue	$17,620	$12,412	42%
License and milestone revenue	5,000	—	—
Supply revenue	3,812	1,526	150%
Royalty revenue	580	1,386	(58)%
Total revenue	$27,012	$15,324	76%

Net product revenue

Net product revenue for the first quarter of 2016 was recognized when units were dispensed to patients through prescriptions. Beginning in the first quarter of 2017, we began recognizing revenue from the sales of Qsymia upon shipment and recording a reserve for expected returns at the time of shipment. Net product revenue for the three months ended March 31, 2017 includes a one-time adjustment of $7.3 million related to shipments which had previously been deferred. For the three months ended March 31, 2017 and 2016, there were approximately 102,000 and 116,000 Qsymia prescriptions dispensed, respectively. Due to the change in the timing when we recognize revenue on Qsymia shipments, net product revenue on a go-forward basis will be based on units shipped to the wholesaler rather than prescriptions dispensed in a given period. In the first quarter of 2017, we shipped approximately 89,000 units of Qsymia to the wholesalers. The change in the timing of when we recognize revenue could result in higher volatility of Qsymia sales compared to those historically reported. We expect Qsymia net product revenue in 2017 to remain flat or decrease from 2016 levels due to market conditions.

License and milestone revenue

License and milestone revenue for the three months ended March 31, 2017 consisted of a one-time $5.0 million payment received for a license to certain clinical data related to phentermine. There was no license and milestone revenue for the three months ended March 31, 2016. License and milestone revenues are dependent on the timing of entering into new collaborations and the timing of our collaborators meeting certain milestone events. As a result, our license and milestone revenue will fluctuate materially between periods.

Supply revenue

For the three months ended March 31, 2017 and 2016, we recognized $3.8 million and $1.5 million, respectively, in supply revenue. The increase in supply revenue in 2017 as compared to 2016 is due to the timing of orders from our commercialization partners. We supply STENDRA/SPEDRA to our collaborations partners on a cost-plus basis. The variations in supply revenue are a result of the timing of orders placed by our partners and may or may not reflect end user demand for STENDRA/SPEDRA. The timing of purchases by our commercialization partners will be affected by, among other items, their minimum purchase commitments, end user demand, and distributor inventory levels. As a result, supply revenue has and will continue to fluctuate materially between reporting periods.

Royalty revenue

For the three months ended March 31, 2017 and 2016, we recognized $0.6 million and $1.4 million, respectively, in net royalty revenue on net sales reported by our commercialization partners. We record royalty revenue related to STENDRA based on reports provided by our partners.  One of our partners, Auxilium, returned the U.S. and Canadian commercial rights for STENDRA to us on September 30. 2016. Also, on September 30, 2016, we entered into the Metuchen License Agreement and the Metuchen Supply Agreement, providing Metuchen with, among other rights, commercial rights to sell STENDRA/SPEDRA in the U.S., Canada, South America, and India. The Metuchen License Agreement does not include future royalties to us on the sales of STENDRA/SPENDRA in the Metuchen Territory. We expect royalty revenue to decrease in 2017 from 2016 levels, as beginning in the fourth quarter of 2016 we no longer receive royalty revenue from net sales in the U.S.

Cost of goods sold

			% Change
	Three Months Ended March 31,		Increase/ (Decrease)
	2017	2016	2017 vs 2016
	(In thousands, except percentages)
Qsymia cost of goods sold	$2,665	$2,071	29%
STENDRA/SPEDRA cost of goods sold	3,502	1,633	114%
Total cost of goods sold	$6,167	$3,704	66%

Cost of goods sold for Qsymia dispensed to patients includes the inventory costs of API, third party contract manufacturing and packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production. Cost of goods sold for STENDRA/SPEDRA shipped to our commercialization partners includes the inventory costs of API, tableting, bottling, freight, shipping and handling costs. Cost of goods sold increased overall in the first quarter of 2017 as compared to 2016 due primarily to increased product and supply revenue in the first quarter of 2017.

Selling, general and administrative expense

			% Change
	Three Months Ended March 31,		Increase/ (Decrease)
	2017	2016	2017 vs 2016
	(In thousands, except percentages)
Selling and marketing	$5,459	$7,648	(29)%
General and administrative	5,972	7,474	(20)%
Total selling, general and administrative expenses	$11,431	$15,122	(24)%

The decrease in selling and marketing expenses for the three months ended March 31, 2017, compared to the same period in 2016, was due primarily to the cost saving efforts to reduce marketing programs and lower promotional activities for Qsymia.

The decrease in general and administrative expenses in the three months ended March 31, 2017 compared to the same period in 2016, was primarily due to our continuing efforts to cut costs and lower spending for corporate activities.

Research and development expense

			% Change
	Three Months Ended March 31,		Increase/(Decrease)
Drug Indication/Description	2017	2016	2017 vs 2016
	(In thousands, except percentages)
Qsymia for obesity	$108	$198	(45)%
STENDRA for ED	2	(22)	(109)%
PAH	1,186	—	N/A
Share-based compensation	85	(33)	(358)%
Overhead costs*	799	886	(10)%
Total research and development expenses	$2,180	$1,029	112%

*Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

The increase in total research and development expenses in the three months ended March 31, 2017 as compared to the same period in 2016 was due primarily to the license fees paid to Selten for the development of tacrolimus and ascomycin for the treatment of PAH. We expect that our research and development expenses will increase in 2017 as we continue to complete our post-marketing requirements for Qsymia, specifically an adolescent safety and efficacy trial, and begin development of tacrolimus for the treatment of PAH. In addition, our research and development expenses could increase materially if we begin development of any additional product candidates.

Interest expense and other expense, net

Interest expense and other expense, net for the three months ended March 31, 2017 and 2016 was $8.3 million and $8.2 million, respectively. Interest expense and other expense, net consists primarily of interest expense and the amortization of issuance costs from our Convertible Notes and Senior Secured Notes and the amortization of the debt discount on the Convertible Notes. Other expense and income were not significant. We expect interest and other expense (income) in 2017 to remain relatively consistent with 2016 levels.

(Benefit from) provision for income taxes

For the three months ended March 31, 2017, we recorded a benefit of $12,000, compared to a provision for income taxes of $16,000 for the three months ended March 31, 2016. The benefit and provision for income taxes for both of the periods is primarily comprised of state taxes during the period.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on our deferred tax assets in the U.S. as of March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Cash, cash equivalents and available-for-sale securities totaled $260.2 million at March 31, 2017, as compared to $269.5 million at December 31, 2016. The decrease was primarily due to net cash used for operating activities and debt service obligations during the period.

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

Accounts receivable (net of allowance for cash discounts) at March 31, 2017, was $11.4 million, as compared to $9.5 million at December 31, 2016. Currently, we do not have any significant concerns related to accounts receivable or collections.

Summary Cash Flows

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash provided by (used for):
Operating activities	$(7,072)	$(11,738)
Investing activities	(7,882)	2,243
Financing activities	(2,076)	(2,199)

Operating Activities.  For the three months ended March 31, 2017, cash used for operating activities resulted from our net loss as adjusted for non-cash items. Additional decreases were due to increases in accounts receivable, partially offset by decreases in prepaid expenses and increases in accrued liabilities. For the three months ended March 31, 2016, the use of cash was primarily due to the net loss as adjusted for non-cash items, in addition to decreases in accrued liabilities and deferred revenue and increases in accounts receivable. These were partially offset by decreases in inventory and prepaid expenses.

Investing Activities.  Cash used or provided by investing activities primarily relates to the purchases and maturities of investment securities. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturities of these investment securities.

Financing Activities.  Cash used for financing activities for the three months ended March 31, 2017 and 2016 primarily related to our repayments of $2.1 million and $2.2 million, respectively, under the Senior Secured Notes.

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs at least for the next twelve months. However, we anticipate that we may require additional funding to evaluate development opportunities, which could come in the form of a license, a co-development agreement, a merger or acquisition or other form, create a pathway for centralized approval of the marketing authorization application for Qsiva in the EU, conduct post-approval clinical studies for Qsymia, conduct non-clinical and clinical research and development work to support regulatory submissions and applications for our current and future investigational drug candidates, finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, to fund operating expenses and manufacture quantities of our investigational drug candidates and to make payments under our existing license agreements and supply agreements.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences pursuant to indemnification agreements, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, stockholder suits and tax matters and as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of March 31, 2017.

Contractual Obligations

During the three months ended March 31, 2017, there were no material changes to our contractual obligations described under Management’s Discussion and Analysis of Financial Condition and Results of

Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, filed with the SEC on March 8, 2017, other than the fulfillment of existing obligations in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Interest Rate Risk

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements and foreign currency exchange risk. Our cash, cash equivalents and available-for-sale securities as of March 31, 2017, consisted primarily of money market funds, U.S. Treasury securities and corporate debt securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our market risk associated with interest rate movements is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at March 31, 2017, by approximately $2.3 million. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Qsymia ANDA Litigation

On May 7, 2014, the Company received a Paragraph IV certification notice from Actavis Laboratories FL indicating that it filed an abbreviated new drug application, or ANDA, with the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Qsymia and contending that the patents listed for Qsymia in FDA Orange Book at the time the notice was received (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, and 8,580,299) (collectively “patents‑in‑suit”) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Qsymia as described in their ANDA. On June 12, 2014, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as Actavis. The lawsuit (Case No. 14‑3786 (SRC)(CLW)) was filed on the basis that Actavis’ submission of their ANDA to obtain approval to manufacture, use, sell or offer for sale generic versions of Qsymia prior to the expiration of the patents‑in‑suit constitutes infringement of one or more claims of those patents.

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

The schedule for both suits has now been consolidated for expert discovery and trial. Expert discovery is ongoing and a final pretrial conference is scheduled for June 28, 2017. No trial date has been scheduled.

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

Risks Relating to our Business

Our success will depend on our ability and that of our collaborators to effectively and profitably commercialize Qsymia®  and STENDRA/SPEDRA.

Our success will depend on our ability and that of our collaborators to effectively and profitably commercialize Qsymia and STENDRA/SPEDRA, which will include our ability to:

•	expand the use of Qsymia through targeted patient and physician education;
•	obtain marketing authorization by the EC for Qsiva™ in the EU through the centralized marketing authorization procedure;
•	manage our alliances with MTPC, Menarini and Metuchen to help ensure the commercial success of avanafil;
•	manage costs;
•	continue to certify and add to the Qsymia retail pharmacy network nationwide and sell Qsymia through this network;
•	improve third-party payor coverage, lower out-of-pocket costs to patients with discount programs, and obtain coverage for obesity under Medicare Part D;
•	create market demand for Qsymia through patient and physician education, marketing and sales activities;
•	achieve market acceptance and generate product sales;
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
•

ensure that the active pharmaceutical ingredients, or APIs, for Qsymia and STENDRA/SPEDRA and the finished products are manufactured in sufficient quantities and in compliance with requirements of FDA and similar foreign regulatory agencies and with an acceptable quality and pricing level in order to meet commercial demand;

•	ensure that the entire supply chain for Qsymia and STENDRA/SPEDRA, from APIs to finished products, efficiently and consistently delivers Qsymia and STENDRA/SPEDRA to customers; and

•	effectively and efficiently manage our sales force and commercial team for the promotion of Qsymia.

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

In July 2013, we entered into the Menarini License Agreement under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 countries, including the EU, plus Australia and New Zealand. In October 2013, we entered into the Auxilium License Agreement and the Auxilium Supply Agreement under which Auxilium received an exclusive license to commercialize and promote STENDRA for the treatment of erectile dysfunction, or ED, in the United States and Canada. Auxilium terminated the Auxilium Supply Agreement effective June 30, 2016 and the Auxilium License Agreement effective September 30, 2016. On September 30, 2016, we entered into the Metuchen License Agreement whereby Metuchen received an exclusive license to develop, commercialize and promote STENDRA in the Metuchen Territory, effective October 1, 2016. The Metuchen License Agreement is royalty-free as to us. In December 2013, we entered into the Sanofi License Agreement under which Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in the Sanofi Territory. On March 23, 2017, we and Sanofi entered into the Transition Agreement, effective February 28, 2017. Under the Transition Agreement, effective upon the thirtieth (30th) day following February 28, 2017, the Sanofi License Agreement terminated for all countries in the Sanofi Territory as a termination by Sanofi for convenience notwithstanding any notice requirements contained in the Sanofi License Agreement. In addition, under the Transition Agreement, Sanofi will provide us with certain transition services in support of ongoing regulatory approval efforts while we seek to obtain a new commercial partner or partners for the Sanofi Territory. We will pay certain transition service fees to Sanofi as part of the Transition Agreement.

We are relying on our collaboration partners to successfully commercialize STENDRA/SPEDRA in their respective territories, inclusive of obtaining any necessary approvals. There can be no assurances that these collaboration partners will be successful in doing so. In general, we cannot control the amount and timing of resources that our collaboration partners devote to the commercialization of our drugs. If any of our collaboration partners fails to successfully commercialize our drug products, our business may be negatively affected. For example, if our collaboration partners do not successfully commercialize STENDRA/SPEDRA, we may receive limited or no revenues under our agreements with them.

Under our license agreement with MTPC, we are obligated to ensure that Menarini, Metuchen, and any future sublicensees comply with its terms and conditions. MTPC has the right to terminate our license rights to avanafil in the event of any uncured material breach of the license agreement. Consequently, failure by Menarini, Metuchen, or any future sublicensees to comply with these terms and conditions could result in termination of our license rights to avanafil on a worldwide basis, which could delay, impair, or preclude our ability to commercialize avanafil.

We depend on collaborative arrangements or strategic alliances for the commercialization of STENDRA/SPEDRA.

Our dependence on collaborative arrangements or strategic alliances for the commercialization of STENDRA/SPEDRA, including our license agreements with MTPC, Menarini and Metuchen, will subject us to a number of risks, including the following:

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
•

a collaborator could independently move forward with a competing investigational drug candidate developed either independently or in collaboration with others, including with one of our competitors; and

•

a collaborator could terminate the collaborative arrangement, which could negatively impact the continued commercialization of our drug products. For example, Auxilium returned the U.S. and Canadian commercial rights for STENDRA to us effective September 30, 2016. Also, effective March 2017, Sanofi terminated the Sanofi License Agreement.

We currently rely on reports from our commercialization partners in determining our royalty revenues, and these reports may be subject to adjustment or restatement, which may materially affect our financial results.

We have royalty and milestone-bearing license and commercialization agreements for STENDRA/SPEDRA with Menarini and, prior to October 1, 2016, with Auxilium.  In determining our royalty revenue from such agreements, we rely on our collaboration partners to provide accounting estimates and reports for various discounts and allowances, including product returns.  As a result of fluctuations in inventory, allowances and buying patterns, actual sales and product returns of STENDRA/SPEDRA in particular reporting periods may be affected, resulting in the need for our commercialization partners to adjust or restate their accounting estimates set forth in the reports provided to us. For example, in April 2015, we were informed by Endo, upon their purchase of Auxilium, that Endo had revised its accounting estimate for STENDRA return reserve related to sales made in 2014. Under the terms of our license and commercialization agreement, adjustments to the return reserve can be deducted from reported net revenue. As a result, in the year ended December 31, 2015, we recorded an adjustment of $1.2 million to reduce our royalty revenue on net sales of STENDRA. The reduction in royalty revenue resulted in an increase to net loss of $1.2 million, or $0.01 per share, for the year ended December 31, 2015.  Such adjustments or restatements may materially and negatively affect our financial position and results of operations. Beginning October 1, 2016, we ceased earning royalty revenue from U.S. sales as a result of the termination of our license and commercialization agreement with Auxilium. Our new license agreement with Metuchen is royalty-free as to us.

If we are unable to enter into agreements with collaborators for the territories that are not covered by our existing commercialization agreements, our ability to commercialize STENDRA in these territories may be impaired.

We intend to enter into collaborative arrangements or a strategic alliance with one or more pharmaceutical partners or others to commercialize STENDRA in territories that are not covered by our current commercial collaboration agreements, such as Africa, the Middle East, Turkey, the CIS, Mexico and Central America. We may be unable to enter into agreements with third parties for STENDRA for these territories on favorable terms or at all, which could delay, impair, or preclude our ability to commercialize STENDRA in these territories.

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

We, together with Menarini and any potential future collaborators in certain territories, intend to market STENDRA/SPEDRA outside the U.S., which will subject us to risks related to conducting business internationally.

We, through Menarini and any potential future collaborators in certain territories, intend to manufacture, market, and distribute STENDRA/SPEDRA outside the U.S. We expect that we will be subject to additional risks related to conducting business internationally, including:

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

Our write-down for excess and obsolete inventory is subjective and requires forecasting of the future market demand for our products. Forecasting demand for Qsymia, a drug in the obesity market in which there had been no new FDA-approved medications in over a decade prior to 2012, and for which reimbursement from third-party payors had previously been non-existent, has been difficult. Forecasting demand for STENDRA/SPEDRA, a drug that is new to a crowded and competitive market and has limited sales history, is also difficult. We will continue to evaluate our inventories on a periodic basis. The value of our inventories could be impacted if actual sales differ significantly from our estimates of future demand or if any significant unanticipated changes in future product demand or market conditions occur. Any of these events, or a combination thereof, could result in additional inventory write-downs in future periods, which could be material.

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

Any failure of current or future manufacturing sites, including those of Sanofi Chimie and Sanofi Winthrop Industrie, to receive or maintain approval from FDA or foreign authorities, obtain and maintain ongoing FDA or foreign regulatory compliance, or manufacture avanafil API or tablets in expected quantities could have a detrimental impact on our ability to commercialize STENDRA under our agreements with Menarini and Metuchen and our ability to enter into a collaboration agreement for the commercialization of STENDRA in our other territories not covered by our agreements with Menarini and Metuchen.

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

The schedule for both suits has now been consolidated for expert discovery and trial. Expert discovery is ongoing and a final pretrial conference is scheduled for June 28, 2017. No trial date has been scheduled.

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

As of March 31, 2017, we have $250.0 million in 4.5% Convertible Senior Notes due May 1, 2020, which we refer to as the Convertible Notes. The Convertible Notes are convertible into approximately 16,826,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 67.3038 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $14.858 per share, subject to adjustment under certain conditions. On October 8, 2015, IEH Biopharma LLC, a subsidiary of Icahn Enterprises L.P., announced that it had received tenders for $170,165,000 of the aggregate principal amount of our Convertible Notes in its previously announced cash tender offer for any and all of the outstanding Convertible Notes. The Convertible Notes are convertible at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. Investors in our common stock will be diluted to the extent the Convertible Notes are converted into shares of our common stock, rather than being settled in cash.

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

At March 31, 2017, we had $260.2 million in cash, cash equivalents and available-for-sale securities. While at March 31, 2017, our excess cash balances were invested in money market, U.S. Treasury securities and corporate debt securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. Treasury securities or corporate debt securities as of March 31, 2017. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

We have an accumulated deficit of $814.1 million as of March 31, 2017, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $814.1 million for the period from our inception through March 31, 2017, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

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

Our operating results will likely fluctuate from fiscal quarter to fiscal quarter, and from year to year, and are difficult to predict. Product sales of Qsymia may never increase or become profitable. In addition, although we have entered into license and commercialization agreements with Menarini to commercialize and promote SPEDRA for the treatment of ED in over 40 countries, including the EU, plus Australia and New Zealand and with Metuchen to commercialize STENDRA in the U.S., Canada, South America and India, we and they may not be successful in commercializing avanafil in these territories. Our operating expenses are largely independent of sales in any particular period. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors. These factors include, but are not limited to, the level of patient demand for Qsymia and STENDRA, the ability of our distribution partners to process and ship product on a timely basis, the success of our third-party’s manufacturing efforts to meet customer demand, fluctuations in foreign exchange rates, investments in sales and marketing efforts to support the sales of Qsymia and STENDRA, investments in the research and development efforts, and expenditures we may incur to acquire additional products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 2017	3,508	$ 1.20	3,508
February 2017	21,495	$ 1.08	21,495
March 2017	1,019	$ 1.11	1,019
Total	26,022	$ 1.10	26,022	68,419

(a)

In the first quarter of 2017, restricted stock unit awards held by certain non-employee directors of the Company vested. These restricted stock units were settled by issuing to each non-employee director shares in the amount due to the director upon vesting, less the portion required to satisfy the estimated income tax liability based on the published stock price at the close of market on the settlement date or the next trading day, which the Company issued to the non-employee director in cash.

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

Date: May 3, 2017	VIVUS, Inc.

/s/ SETH H. Z. FISCHER
Seth H. Z. Fischer
Chief Executive Officer

/s/ MARK K. OKI
Mark K. Oki
Chief Financial Officer and Chief Accounting Officer

VIVUS, INC.

INDEX TO EXHIBITS

1.	2.	3.
EXHIBIT NUMBER		DESCRIPTION

3.1(1)		Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)		Amended and Restated Bylaws of the Registrant.

3.3(3)		Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4(4)		Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

3.5(5)		Amendment No. 3 to the Amended and Restated Bylaws of the Registrant.

3.6(6)		Amendment No. 4 to the Amended and Restated Bylaws of the Registrant.

3.7(7)		Amendment No. 5 to the Amended and Restated Bylaws of the Registrant.

3.8(8)		Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(9)		Specimen Common Stock Certificate of the Registrant.

4.2(10)		Amended and Restated Preferred Stock Rights Agreement dated as of November 9, 2016, between the Registrant and Computershare Trust Company, N.A.

4.3(11)		Indenture dated as of May 21, 2013, by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee.

4.4(12)		Form of 4.50% Convertible Senior Note due May 1, 2020.

10.1†(13)		Patent Assignment Agreement dated as of January 6, 2017, by and between the Registrant and Selten Pharma, Inc.

10.2†(14)		License Assignment Agreement dated as of January 6, 2017, by and between the Registrant and Selten Pharma, Inc.

10.3††		Termination, Rights Reversion and Transition Services Agreement dated March 23, 2017, by and between the Registrant and Sanofi.

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes.

†Confidential treatment granted.

††Confidential portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the SEC on March 28, 1997.
(2)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2012.
(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, filed with the SEC on May 8, 2013.
(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, filed with the SEC on May 8, 2013.
(5)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2013.
(6)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2013.
(7)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2015.
(8)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Registration Statement on Form 8-A filed with the SEC on March 28, 2007.
(9)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, filed with the SEC on April 16, 1997.
(10)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2016.
(11)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2013.
(12)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2013.
(13)	Incorporated by reference to Exhibit 10.55 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 8, 2017.
(14)	Incorporated by reference to Exhibit 10.56 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 8, 2017.