Form 10-Q
period 2017-06-30
VIVUS INC
filed 2017-08-03
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2017

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

At July 31, 2017, 105,812,647 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30,	December 31,
	2017	2016
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$76,406	$84,783
Available-for-sale securities	175,115	184,736
Accounts receivable, net	8,441	9,478
Inventories	15,628	16,186
Prepaid expenses and other current assets	5,333	8,251
Total current assets	280,923	303,434
Property and equipment, net	670	788
Non-current assets	1,198	1,554
Total assets	$282,791	$305,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,384	$4,707
Accrued and other liabilities	20,357	15,686
Deferred revenue	1,694	19,174
Current portion of long-term debt	24,601	8,708
Total current liabilities	51,036	48,275
Long-term debt, net of current portion	220,183	232,610
Deferred revenue, net of current portion	5,732	6,449
Non-current accrued and other liabilities	369	257
Total liabilities	277,320	287,591
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock; $.001 par value; 200,000 shares authorized; 105,759 and 104,874 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	105	105
Additional paid-in capital	833,244	831,750
Accumulated other comprehensive loss	(382)	(616)
Accumulated deficit	(827,496)	(813,054)
Total stockholders’ equity	5,471	18,185
Total liabilities and stockholders’ equity	$282,791	$305,776

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Net product revenue	$8,518	$12,749	$26,138	$25,161
License and milestone revenue	—	—	5,000	—
Supply revenue	2,119	—	5,931	1,526
Royalty revenue	590	1,027	1,170	2,413
Total revenue	11,227	13,776	38,239	29,100

Operating expenses:
Cost of goods sold	3,570	2,647	9,737	6,351
Selling, general and administrative	11,630	13,692	23,061	28,814
Research and development	1,014	1,096	3,194	2,125
Total operating expenses	16,214	17,435	35,992	37,290

(Loss) income from operations	(4,987)	(3,659)	2,247	(8,190)

Interest expense and other expense, net	8,398	7,735	16,700	15,896
Loss before income taxes	(13,385)	(11,394)	(14,453)	(24,086)
Provision for (benefit from) income taxes	1	7	(11)	23
Net loss	$(13,386)	$(11,401)	$(14,442)	$(24,109)

Basic and diluted net loss per share	$(0.13)	$(0.11)	$(0.14)	$(0.23)
Shares used in per share computation:
Basic and diluted	105,712	104,126	105,596	104,099

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(13,386)	$(11,401)	$(14,442)	$(24,109)
Unrealized gain on securities, net of taxes	109	190	234	627
Comprehensive loss	$(13,277)	$(11,211)	$(14,208)	$(23,482)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(14,442)	$(24,109)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	501	564
Amortization of debt issuance costs and discounts	9,973	9,143
Amortization of discount or premium on available-for-sale securities	442	503
Share-based compensation expense	1,468	1,099
Changes in assets and liabilities:
Accounts receivable	1,037	(2,045)
Inventories	558	2,793
Prepaid expenses and other assets	2,912	2,523
Accounts payable	(323)	1,140
Accrued and other liabilities	4,783	(7,052)
Deferred revenue	(18,197)	(1,894)
Net cash used for operating activities	(11,288)	(17,335)
Cash flows from investing activities:
Property and equipment purchases	(21)	—
Purchases of available-for-sale securities	(20,915)	(32,523)
Proceeds from maturity of available-for-sale securities	23,120	37,450
Proceeds from sales of available-for-sale securities	7,208	3,703
Net cash provided by investing activities	9,392	8,630
Cash flows from financing activities:
Repayments of notes payable	(6,507)	(4,169)
Sale of common stock through employee stock purchase plan	26	24
Net cash used for financing activities	(6,481)	(4,145)
Net decrease in cash and cash equivalents	(8,377)	(12,850)
Cash and cash equivalents:
Beginning of year	84,783	95,395
End of period	$76,406	$82,545

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

1. BASIS OF PRESENTATION

VIVUS is a biopharmaceutical company committed to the development and commercialization of innovative therapies that focus on advancing treatments for patients with serious unmet medical needs, with two approved therapies and one product candidate in active clinical development. Qsymia® (phentermine and topiramate extended release) is approved by FDA for chronic weight management and STENDRA® (avanafil) is approved by FDA for erectile dysfunction, or ED, and by the European Commission, or EC, under the trade name SPEDRA in the EU. Tacrolimus is in clinical development for the treatment of Pulmonary Arterial Hypertension, or PAH.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Management has evaluated all events and transactions that occurred after June 30, 2017 through the date these unaudited condensed consolidated financial statements were filed. There were no events or transactions during this period that require recognition or disclosure in these unaudited condensed consolidated financial statements. The December 31, 2016 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

In accordance with this change in accounting estimate, the Company recognized a one-time adjustment of $7.3 million of revenues, net of expected returns reserve and gross-to-net charges, in the first quarter of 2017 relating to products that had been previously shipped. This increase in net product revenue resulted in a decrease in net loss of $6.0 million or $0.06 per share for the six months ended June 30, 2017.

Recent Accounting Pronouncements Adopted

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This new standard will supersede most current revenue recognition guidance.  In July 2015, the FASB voted to delay the effective date of this standard by one year to the first quarter of 2018. Early adoption is permitted, but not before the first quarter of 2017. This new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption, or the “modified retrospective basis.” The Company plans to adopt this standard in the first quarter of 2018 using the modified retrospective basis. The Company has analyzed the effect of this standard on its consolidated financial statements and currently does not expect the adoption of this standard to have a material impact on the Company’s net product revenues in the first quarter of adoption or on the timing of future recognition of net product revenues. The Company does expect that the new standard may have an impact on the timing of recognition and the allocation of revenue related to any future license and supply agreements entered into by the Company.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), which modifies the accounting by lessees for all leases with a term greater than 12 months. This standard will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For public companies, this standard is effective for annual and interim periods beginning on or after December 15, 2018. Early adoption is permitted. The Company’s only significant lease is its operating lease for its corporate headquarters, and, while the Company cannot yet estimate the amounts by which its financial statements will be affected by the adoption of this guidance, it expects that the overall recognition of expense will be similar to current guidance, though possibly in different classifications, but that there will be a significant change in the balance sheet due to the recognition of right of use assets and the corresponding lease liabilities. The Company plans to adopt the new leases guidance effective January 1, 2019 using a modified retrospective transition method.

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

2. SHARE-BASED COMPENSATION

Total share-based compensation expense for all of the Company’s share-based awards was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of goods sold	$14	$43	$27	$75
Selling, general and administrative	640	633	1,269	886
Research and development	87	171	172	138
Total share-based compensation expense	$741	$847	$1,468	$1,099

Share-based compensation costs capitalized as part of the cost of inventory were $1,000 and $3,000 for the three months ended June 30, 2017 and 2016, respectively, and $5,000 and $6,000 for the six months ended June 30, 2017 and 2016, respectively.

3. CASH, CASH EQUIVALENTS, AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type are presented in the tables that follow (in thousands).

	As of June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$76,406	$—	$—	$76,406
U.S. Treasury securities	17,646	1	(93)	17,554
Corporate debt securities	157,851	60	(350)	157,561
Total	251,903	61	(443)	251,521
Less amounts classified as cash and cash equivalents	(76,406)	—	—	(76,406)
Total available-for-sale securities	$175,497	$61	$(443)	$175,115

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$84,783	$—	$—	$84,783
U.S. Treasury securities	24,780	7	(110)	24,677
Corporate debt securities	160,571	52	(564)	160,059
Total	270,134	59	(674)	269,519
Less amounts classified as cash and cash equivalents	(84,783)	—	—	(84,783)
Total available-for-sale securities	$185,351	$59	$(674)	$184,736

As of June 30, 2017, the Company’s available-for-sale securities had original contractual maturities up to 67 months. However, the Company may sell these securities prior to their stated maturities in response to changes in the availability of and the yield on alternative investments as well as liquidity requirements. As these securities are readily marketable and are viewed by the Company as available to support current operations, securities with maturities beyond 12 months are classified as current assets. Due to their short-term maturities, the Company believes that the fair value of its bank deposits, accounts payable and accrued expenses approximate their carrying value.

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

The following table represents the fair value hierarchy for our cash equivalents and available-for-sale securities by major security type (in thousands):

	As of June 30, 2017
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$76,406	$—	$—	$76,406
U.S. Treasury securities	17,554	—	—	17,554
Corporate debt securities	—	157,561	—	157,561
Total	$93,960	$157,561	$—	$251,521

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$84,783	$—	$—	$84,783
U.S. Treasury securities	24,677	—	—	24,677
Corporate debt securities	—	160,059	—	160,059
Total	$109,460	$160,059	$—	$269,519

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	Balance as of
	June 30,	December 31,
	2017	2016
Qsymia	$6,968	$8,982
STENDRA/SPEDRA	1,610	709
	8,578	9,691
Qsymia allowance for cash discounts	(137)	(213)
Net	$8,441	$9,478

5. INVENTORIES

Inventories consist of the following (in thousands):

	Balance as of
	June 30,	December 31,
	2017	2016
Raw materials	$11,524	$9,412
Work-in-process	1,509	2,984
Finished goods	2,595	3,110
Deferred costs	—	680
Inventories	$15,628	$16,186

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

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	Balance as of
	June 30,	December 31,
	2017	2016
Prepaid sales and marketing expenses	$1,868	$1,767
Prepaid insurance	489	1,182
Other prepaid expenses and assets	2,976	5,302
Total	$5,333	$8,251

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

8. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following (in thousands):

	Balance as of
	June 30,	December 31,
	2017	2016
Accrued employee compensation and benefits	$1,842	$3,014
Reserve for product returns	6,585	—
Product-related accruals	5,790	671
Accrued interest on debt (see Note 13)	2,153	1,509
Accrued manufacturing costs	1,016	6,835
Accrued non-recurring charges (see Note 10)	—	5
Other accrued liabilities	2,971	3,652
Total	$20,357	$15,686

The amounts included in other accrued liabilities consist of obligations primarily related to sales, marketing, research, clinical development, corporate activities, the STENDRA license and royalties.

9. NON-CURRENT ACCRUED AND OTHER LIABILITIES

Non-current accrued and other liabilities were $0.4 million and $0.3 million at June 30, 2017 and December 31, 2016, respectively, and were primarily comprised of deferred rent and security deposits.

10. NON-RECURRING CHARGES

The following table sets forth activities for the Company’s obligations related to its July 2015 corporate restructuring plan (in thousands):

Severance
obligations
Balance of accrued costs at January 1, 2017	$5
Charges	—
Payments	(5)
Balance of accrued costs at June 30, 2017	$—

Accrued employee severance costs as of December 31, 2016 are included under current liabilities in “Accrued and other liabilities.”

11. DEFERRED REVENUE

Deferred revenue consists of the following (in thousands):

	Balance as of
	June 30,	December 31,
	2017	2016
Qsymia deferred revenue - current	$—	$17,558
STENDRA deferred revenue - current	1,694	1,616
Deferred revenue - current	$1,694	$19,174

STENDRA deferred revenue - non-current	$5,732	$6,449

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

Metuchen will obtain STENDRA exclusively from the Company. For each calendar year during the term of the Metuchen Supply Agreement, if Metuchen fails to purchase an agreed minimum purchase amount of STENDRA from the Company, it will reimburse the Company for the shortfall as it relates to the Company’s out of pocket costs to acquire certain raw materials needed to manufacture STENDRA. Upon the termination of the Metuchen Supply Agreement (other than by Metuchen for the Company’s uncured material breach or upon completion of the transfer of the control of the supply chain), Metuchen’s agreed minimum purchase amount of STENDRA from the Company shall accelerate for the entire then current initial term or renewal term, as applicable. The initial term under the Metuchen Supply Agreement will be for a period of five years, with automatic renewal for successive two-year periods unless either party provides a termination notice to the other party at least two years in advance of the expiration of the then current term. On September 30, 2016, the Company received $70 million from Metuchen under the Metuchen License Agreement and recorded license revenue of $69.4 million. The Metuchen License Agreement is royalty-free as to the Company, but Metuchen will reimburse the Company for payments made to cover royalty and milestone obligations to MTPC during the term of the Metuchen License Agreement.

13. LONG-TERM DEBT AND COMMITMENTS

Convertible Senior Notes Due 2020

In May 2013, the Company closed an offering of $220.0 million in 4.5% Convertible Senior Notes due May 2020, or the Convertible Notes. The Convertible Notes are governed by an indenture, dated May 2013 between the Company and Deutsche Bank National Trust Company, as trustee. In May 2013, the Company closed on an additional $30.0 million of Convertible Notes upon exercise of an option by the initial purchasers of the Convertible Notes at a conversion rate of approximately $14.86 per share. Total net proceeds from the Convertible Notes were approximately $241.8 million. The Convertible Notes are convertible at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. On or after November 1, 2019, holders may convert all or any portion of their Convertible Notes at any time at their option at the conversion rate then in effect, regardless of these conditions. Subject to certain limitations, the Company will settle conversions of the Convertible Notes by paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of our common stock, at the Company’s election. Interest payments are made semi-annually.

For the three and six months ended June 30, 2017, total interest expense related to the Convertible Notes was $8.1 million and $16.0 million, respectively, including amortization of $4.7 million and $9.4 million, respectively, of the debt discount and amortization of $252,000 and $499,000, respectively, of deferred financing costs. For the three and six months ended June 30, 2016, total interest expense related to the Convertible Notes was $7.3 million and $14.6 million, respectively, including amortization of $4.3 million and $8.5 million, respectively, of the debt discount and amortization of $229,000 and $454,000, respectively, of deferred financing costs.

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

For the three and six months ended June 30, 2017, the interest expense related to the Senior Secured Notes was $1.0 million and $2.0 million, respectively, including amortization of deferred financing costs of $41,000 and $79,000, respectively. For the three and six months ended June 30, 2016, the interest expense related to the Senior Secured Notes was $1.1 million and $2.3 million, respectively, including amortization of deferred financing costs of $67,000 and $142,000, respectively.

The following table summarizes information on the debt (in thousands):

June 30,
2017
Convertible Senior Notes due 2020	$250,000
Senior Secured Notes due 2018	25,756
275,756
Less: Debt issuance costs	(1,638)
Less: Discount on convertible senior notes	(29,334)
244,784
Less: Current portion	(24,601)
Long-term debt, net of current portion	$220,183

Future estimated payments on the Senior Secured Notes as of June 30, 2017 are as follows:

2017 (remaining 6 months)	$15,625
2018	32,580
Total	48,205
Less: Interest portion	(22,449)
Senior Secured Notes	$25,756

As a condition of FDA granting approval to commercialize Qsymia in the U.S., the Company agreed to complete certain post-marketing requirements. One requirement was to perform a cardiovascular outcomes trial, or CVOT, on Qsymia. The cost of a CVOT is estimated to be between $180 million and $220 million incurred over a period of approximately five years. The Company is working with FDA to significantly reduce or remove the requirements of the CVOT. To date, the Company has not incurred expenses related to the CVOT.

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

As the Company recognized a net loss for each of the three and six month periods ended June 30, 2017 and 2016, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. Awards and options which were not included in the computation of diluted net loss per share because the effect would be anti-dilutive were 13,992,000 and 13,301,000, respectively for the three and six months ended June 30, 2017 and were 11,448,000 and 10,939,000, respectively, for the three and six months ended June 30, 2016.

15. INCOME TAXES

For the three and six months ended June 30, 2017, the Company recorded a provision of $1,000 and a benefit of $11,000, respectively. For the three and six months ended June 30, 2016, the Company recorded a provision for taxes of $7,000 and $23,000, respectively. The benefit and provision for income taxes for each of the periods was primarily comprised of state taxes during the period.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets in the United States as of June 30, 2017. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

As of June 30, 2017, the Company’s unrecognized tax benefit is related to the federal and California research and development credits which result in an unrecognized tax benefit balance of $78,000. The Company does not expect to have any other significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, certain tax years remain open to tax audit. The Company’s policy is to recognize interest and penalties related to uncertain tax positions (if any) as a component of the income tax provision.

16. LEGAL MATTERS

Shareholder Lawsuit

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors.  In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114-cv-261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief.  On July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14-cv-03263.  The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action.  On September 15, 2014, pursuant to an agreement between the parties, plaintiffs voluntarily dismissed their state court action with prejudice.  Defendants moved to dismiss the federal action and moved to dismiss again after plaintiffs amended their complaint to include additional factual allegations and to add seven new claims under California law. The court granted the latter motion on June 18, 2015, dismissing the seven California claims with prejudice and dismissing the two federal claims with leave to amend. Plaintiffs filed a Second Amended Complaint on August 17, 2015. Defendants moved to dismiss that complaint as well.  On April 19, 2016, the court granted defendants’ motion to dismiss with prejudice and entered judgment in favor of defendants. Plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals on May 18, 2016.  Briefing on the appeal has now been completed.  The Ninth Circuit has indicated that it has set the matter for consideration in October 2017. The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to the use of the Company’s financial resources to pay for its self-insured retention and the policies’ terms and conditions.

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

On June 29, 2017, the Company entered into a settlement agreement with Actavis resolving the suit against Actavis. On July 5, 2017, the U.S. District Court for the District of New Jersey entered an order dismissing the suit.  In accordance with legal requirements, we have submitted the settlement agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review.

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

In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Teva, FDA approval of Teva’s ANDA, now owned by Dr. Reddy’s Laboratories, S.A. and Dr. Reddy’s Laboratories, Inc., collectively referred to as DRL, will be stayed until the earlier of (i) up to 30 months from our March 5, 2015 receipt of Teva’s Paragraph IV certification notice (i.e. September 5, 2017) or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.

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

On July 20, 2016, the U.S. District Court for the District of New Jersey issued a claim construction (Markman) ruling governing the suit.  The Court adopted the Company’s proposed constructions for all but one of the disputed claim terms and adopted a compromise construction that was acceptable to the Company for the final claim term.  On September 27, 2016, DRL was substituted for Teva as defendants in the lawsuit as a result of Teva’s transfer to DRL of ownership and all rights in the ANDA that is the subject of the lawsuit.

The settlement agreement with Actavis did not resolve the litigation against DRL.  Expert discovery is ongoing in that suit and a final pretrial conference is scheduled for August 8, 2017. No trial date has been scheduled.

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

Net product revenue by geographic region was as follows (in thousands):

	Three Months Ended June 30,
	2017				2016
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$8,518	$—		$8,518	$12,749	$—		$12,749
Qsymia—License revenue	—	—		—	—	—		—
STENDRA/SPEDRA—Supply revenue	—	2,119		2,119	—	—		—
STENDRA/SPEDRA —Royalty revenue	—	590		590	398	629		1,027
Total revenue	$8,518	$2,709	(1)	$11,227	$13,147	$629	(2)	$13,776

	Six Months Ended June 30,
	2017				2016
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$26,138	$—		$26,138	$25,161	$—		$25,161
Qsymia—License and milestone revenue	5,000	—		5,000	—	—		—
STENDRA/SPEDRA—Supply revenue	3,775	2,156		5,931	—	1,526		1,526
STENDRA/SPEDRA —Royalty revenue	—	1,170		1,170	1,224	1,189		2,413
Total revenue	$34,913	$3,326	(3)	$38,239	$26,385	$2,715	(4)	$29,100

(1) $2.7 million of which was attributable to Germany.
(2) $0.6 million of which was attributable to Germany.
(3) $3.3 million of which was attributable to Germany.
(4) $2.7 million of which was attributable to Germany.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain “forward looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “may,” “believe,” “expect,” “forecast,” “intend,” “anticipate,” “predict,” “should,” “planned,” “likely,” “opportunity,” “estimated,” and “potential,” the negative use of these words or other similar words. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to:

•

the timing of initiation and completion of the post-approval clinical studies required as part of the approval of Qsymia® (phentermine and topiramate extended release) capsules by the U.S. Food and Drug Administration, or FDA;

•	the response from FDA to the data that we will submit relating to post-approval clinical studies required for Qsymia;
•	the impact of the indicated uses and contraindications contained in the Qsymia label and the Risk Evaluation and Mitigation Strategy requirements;
•	our ability to continue to certify and add to the Qsymia retail pharmacy network and continue to sell Qsymia through this network;
•	whether the Qsymia retail pharmacy network will simplify and reduce the prescribing burden for physicians, improve access and reduce waiting times for patients seeking to initiate therapy with Qsymia;
•	that we may be required to provide further analysis of previously submitted clinical trial data;
•	our ability to work with FDA to significantly reduce or remove the requirements of the clinical post-approval cardiovascular outcomes trial, or CVOT;
•

our dialog with the European Medicines Agency, or EMA, relating to our CVOT for Qsymia, and the resubmission of an application for the grant of a marketing authorization to the EMA, the timing of such resubmission, if any, the results of the CVOT, assessment by the EMA of the application for marketing authorization, and their agreement with the data from the CVOT;

•	our, or our potential partners’, ability to successfully seek approval for Qsymia in other territories outside the U.S. and EU;
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

•	our ability to minimize expenses that are not essential to expanding the use of STENDRA® (avanafil) and Qsymia or that are not related to product development;
•	our ability to ensure that the entire supply chain for Qsymia efficiently and consistently delivers Qsymia to our customers and to manage the supply chain for STENDRA/SPEDRA for our collaborators;
•	risks and uncertainties related to the timing, strategy, tactics and success of the launches and commercialization of STENDRA or SPEDRA™ (avanafil) by our sublicensees;

•

our ability to successfully complete on acceptable terms, and on a timely basis, avanafil partnering discussions for territories under our license with Mitsubishi Tanabe Pharma Corporation in which we do not have a commercial collaboration;

•	Sanofi Chimie’s ability to undertake manufacturing of the avanafil active pharmaceutical ingredient and Sanofi Winthrop Industrie’s ability to undertake manufacturing of the tablets for avanafil;
•	the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand;
•	our ability to accurately forecast Qsymia demand;
•	our ability to commercialize Qsymia efficiently;
•	the number of Qsymia prescriptions dispensed;
•	the impact of promotional programs for Qsymia on our net product revenue and net income (loss) in future periods;
•	our history of losses and variable quarterly results;
•	substantial competition;
•	risks related to our ability to protect our intellectual property and litigation in which we are involved or may become involved;
•	uncertainties of government or third-party payor reimbursement;
•	our reliance on sole-source suppliers, third parties and our collaborative partners;
•	our ability to successfully develop or acquire a proprietary formulation of tacrolimus as a precursor to the clinical development process;
•	our ability to continue to identify, acquire and develop innovative investigational drug candidates and drugs;
•	risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations;
•	our ability to develop a proprietary formulation and to demonstrate through clinical testing the quality, safety, and efficacy of our current or future investigational drug candidates;
•	the timing of initiation and completion of clinical trials and submissions to U.S. and foreign authorities;
•	the results of post-marketing studies are not favorable;
•	compliance with post-marketing regulatory standards, post-marketing obligations or pharmacovigilance rules is not maintained;
•	the volatility and liquidity of the financial markets;
•	our liquidity and capital resources;
•	our expected future revenues, operations and expenditures;
•	potential change in our business strategy to enhance long-term stockholder value;
•	our ability to address or potentially reduce our outstanding debt balances:
•	the impact, if any, of changes to our Board of Directors or management team; and
•	other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, including those set forth in this filing as “Item 1A. Risk Factors.”

When we refer to “we,” “our,” “us,” the “Company” or “VIVUS” in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

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

OVERVIEW

VIVUS is a biopharmaceutical company developing and commercializing innovative, next-generation therapies to address unmet medical needs in human health, with two approved therapies and one product candidate in active clinical development. Qsymia® (phentermine and topiramate extended release) is approved by FDA for chronic weight management and STENDRA® (avanafil) is approved for erectile dysfunction, or ED, by FDA and by the EC under the trade name SPEDRA in the EU. Tacrolimus is in active clinical development for the treatment of pulmonary arterial hypertension, or PAH.

Commercial Products

Qsymia

FDA approved Qsymia in July 2012, as an adjunct to a reduced calorie diet and increased physical activity for chronic weight management in adult obese or overweight patients in the presence of at least one weight related comorbidity, such as hypertension, type 2 diabetes mellitus or high cholesterol, or dyslipidemia. Qsymia incorporates a proprietary formulation combining low doses of active ingredients from two previously approved drugs, phentermine and topiramate. Although the exact mechanism of action is unknown, Qsymia is believed to suppress appetite and increase satiety, or the feeling of being full, the two main mechanisms that impact eating behavior.

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

Our marketing efforts have focused on rolling out unique programs to encourage targeted prescribers to gain more experience with Qsymia with their obese patient population. We continue to invest in digital media in order to amplify our messaging to information-seeking consumers. The digital messaging encourages those consumers most likely to take action to speak with their physicians about obesity treatment options. We believe our enhanced digital strategies deliver clear and compelling communications to potential patients. In June 2016, we announced an upgraded simplified patient savings plan to further drive Qsymia brand preference at the point of prescription and to encourage long-term use of the brand.

Upon receiving approval to market Qsymia, FDA required that we perform additional studies of Qsymia including a cardiovascular outcome trial, or CVOT. To date, there have been no indications throughout the Qsymia clinical development program or post-marketing experience of any increase in adverse cardiovascular events.  Given this historical information, along with the established safety profiles of phentermine and topiramate, we continue to believe that Qsymia poses no true cardiovascular safety risk. We met with FDA in May 2015 to discuss alternative strategies for obtaining cardiovascular, or CV, outcomes data that would be substantially more feasible and that ensure timely collection of data to better inform on the CV safety of Qsymia. We worked with CV and epidemiology experts in exploring alternate solutions to demonstrate the long-term CV safety of Qsymia. After reviewing a summary of Phase 3 data relevant to CV risk and post-marketing safety data, the cardiology experts noted that they believe there was an absence of an overt CV risk signal and indicated that they did not believe a randomized placebo-controlled CVOT would provide additional information regarding the CV risk of Qsymia. Although we and consulted experts believe there is no overt signal for CV risk to justify the CVOT, we are committed to working with FDA to significantly reduce or remove the requirements of the CVOT. There is no assurance, however, that FDA will accept any measures short of those specified in the CVOT to satisfy this requirement.

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

In June 2017, we entered into a settlement agreement with Actavis Laboratories FL, Inc., or Actavis, resolving patent litigation related to Qsymia.  The litigation resulted from the submission by Actavis of an Abbreviated New Drug Application to the U.S. Food and Drug Administration seeking approval to market generic versions of Qsymia. The settlement agreement permits Actavis to begin selling a generic version of Qsymia on December 1, 2024, or earlier under certain circumstances.  In the event of a launch earlier than December 1, 2024, we will receive a royalty on sales of the generic version of Qsymia.

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

STENDRA/SPEDRA

STENDRA is an oral phosphodiesterase type 5, or PDE5, inhibitor that we have licensed from Mitsubishi Tanabe Pharma Corporation, or MTPC. FDA approved STENDRA in April 2012 for the treatment of ED in the United States. In June 2013, the EC adopted a decision granting marketing authorization for SPEDRA, the approved trade name for avanafil in the EU, for the treatment of ED in the EU.

In July 2013, we entered into a license and commercialization agreement, or the Menarini License Agreement, with the Menarini Group, through its subsidiary Berlin Chemie AG, or Menarini, under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 countries, including the EU, Australia and New Zealand. Menarini commenced its commercialization launch of the product in the EU in early 2014. As of the date of this filing, SPEDRA is commercially available in 31 countries within the territory granted to Menarini pursuant to its license and commercialization agreement, in addition to certain territories in Asia licensed directly from MTPC. Under the Menarini License Agreement, we have received payments of $63.0 million relating to license and milestone payments and royalty prepayments.  Additionally, we are entitled to receive potential milestone payments based on certain net sales targets, plus royalties on SPEDRA sales. Menarini will also reimburse us for payments made to cover various obligations to MTPC during the term of the Menarini License Agreement.

In September 2016, we entered into a license and commercialization agreement, or the Metuchen License Agreement, and a commercial supply agreement, or the Metuchen Supply Agreement, with Metuchen Pharmaceuticals LLC, or Metuchen. Under the terms of the Metuchen License Agreement, Metuchen received an exclusive license to develop, commercialize and promote STENDRA in the United States, Canada, South America and India, or the Metuchen Territory, effective October 1, 2016. We received an upfront license fee of $70 million under the Metuchen License Agreement. Metuchen will also reimburse us for payments made to cover royalty and milestone obligations to MTPC during the term of the Metuchen License Agreement, but will otherwise owe us no future royalties. Metuchen will obtain STENDRA exclusively from us.

In December 2013, we entered into a license and commercialization agreement with Sanofi, or the Sanofi License Agreement, under which Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in Africa, the Middle East, Turkey, and the Commonwealth of Independent States, or CIS, including Russia, or the Sanofi Territory. Sanofi was responsible for obtaining regulatory approval in its territories. In March 2017, we and Sanofi entered into the Termination, Rights Reversion and Transition Services Agreement, or the Transition Agreement, effective February 28, 2017. Under the Transition Agreement, effective upon the thirtieth (30th) day following February 28, 2017, the Sanofi License Agreement terminated for all countries in the Sanofi Territory as a termination by Sanofi for convenience notwithstanding any notice requirements contained in the Sanofi License Agreement. In addition, under the Transition Agreement, Sanofi will provide us with certain transition services in support of ongoing regulatory approval efforts while we seek to obtain a new commercial partner or partners for the Sanofi Territory. We will pay certain transition service fees to Sanofi as part of the Transition Agreement.

We are currently in discussions with potential collaboration partners to develop, market and sell STENDRA for territories in which we do not currently have a commercial collaboration, including Africa, the Middle East, Turkey, the CIS, including Russia, Mexico and Central America.

Development Program

Pulmonary Arterial Hypertension - Tacrolimus

PAH is a chronic, life-threatening disease characterized by elevated blood pressure in the pulmonary arteries, which are the arteries between the heart and lungs, due to severe constriction of these blood vessels. Pulmonary blood pressure is normally between 8 and 20 mmHg at rest as measured by right heart catheterization. In patients with PAH, the pressure in the pulmonary artery is greater than 25 mmHg at rest or 30 mmHg during physical activity.  These high pressures make it difficult for the heart to pump blood through the lungs to be oxygenated.

The current medical therapies for PAH involve endothelin receptor antagonists, PDE5 inhibitors, prostacyclin analogues, selective prostaglandin I2 receptor agonists, and soluble guanate cyclase stimulators, which aim to reduce symptoms and improve quality of life. All currently approved products treat the symptoms of PAH, but do not address the underlying disease.  We believe that tacrolimus can be used to enhance reduced bone morphogenetic protein receptor type 2, or BMPR2, signaling that is prevalent in PAH patients and may therefore address a fundamental cause of PAH.

The prevalence of PAH varies among specific populations, but it is estimated at between 15 and 50 cases per million adults.  PAH usually develops between the ages of 20 and 60 but can occur at any age, with a mean age of diagnosis around 45 years.  Idiopathic PAH is the most common type, constituting approximately 40% of the total diagnosed PAH cases, and occurs two to four times more frequently in females.

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

On March 16, 2015, tacrolimus for the treatment of PAH received an Orphan Drug Designation. In 2017, we are focusing on the development of a proprietary formulation of tacrolimus to be used in a clinical development program and for commercial use.

Business Strategy Review

In 2016, we initiated a business strategy review with an outside advisor. The first announcement was the licensing of STENDRA to Metuchen for the U.S., Canada, South America, and India, followed by the in-licensing of tacrolimus and ascomycin from Selten, as discussed above.  We will continue this process to evaluate strategies for maximizing our current assets as well as to evaluate development and commercial opportunities to utilize our cash resources, which could come in the form of a license, a co-development agreement, a merger or acquisition or other form. We will also look for opportunities to restructure our existing debt, including repayment or restructuring the outstanding balances.

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

Our significant accounting policies are more fully described in Note 1 to our audited consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, or our Annual Report, as filed with the SEC on March 8, 2017. There has been one significant change in our critical accounting policies during the six months ended June 30, 2017, as outlined below:

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

RESULTS OF OPERATIONS

Revenues

			% Change			% Change
	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in thousands, except for percentages)	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Revenue:
Net product revenue	$8,518	$12,749	(33)%	$26,138	$25,161	4%
License and milestone revenue	—	—	N/A	5,000	—	N/A
Supply revenue	2,119	—	N/A	5,931	1,526	289%
Royalty revenue	590	1,027	(43)%	1,170	2,413	(52)%
Total revenue	$11,227	$13,776	(19)%	$38,239	$29,100	31%

Net product revenue

Net product revenue for 2016 was recognized when units were dispensed to patients through prescriptions. Beginning in the first quarter of 2017, we began recognizing revenue from the sales of Qsymia upon shipment and recording a reserve for expected returns at the time of shipment. Net product revenue for the six months ended June 30, 2017 includes a one-time adjustment of $7.3 million related to shipments which had previously been deferred. For the three and six months ended June 30, 2017, there were approximately 105,000 and 207,000 Qsymia prescriptions dispensed, respectively and, for the three and six months ended June 30, 2016, there were approximately 116,000 and 232,000 Qsymia prescriptions dispensed, respectively. Due to the change in the timing when we recognize revenue on Qsymia shipments, net product revenue on a go-forward basis will be based on units shipped to the wholesaler rather than prescriptions dispensed in a given period. In the three and six months ended June 30, 2017, we shipped approximately 83,000 units and 173,000 units, respectively, of Qsymia to the wholesalers. The change in the timing of when we recognize revenue could result in higher volatility of Qsymia sales compared to those historically reported. We expect Qsymia net product revenue in 2017 to decrease from 2016 levels due to market conditions.

License and milestone revenue

License and milestone revenue for the six months ended June 30, 2017 consisted of a one-time $5.0 million payment received for a license to certain clinical data related to phentermine. There was no license and milestone revenue for the three months ended June 30, 2017 or for the three and six months ended June 30, 2016. License and milestone revenues are dependent on the timing of entering into new collaborations and the timing of our collaborators meeting certain milestone events. As a result, our license and milestone revenue will fluctuate materially between periods.

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

Royalty revenue

We record royalty revenue related to STENDRA based on reports provided by our partners.  One of our partners, Auxilium, returned the U.S. and Canadian commercial rights for STENDRA to us on September 30, 2016. Also, on September 30, 2016, we entered into the Metuchen License Agreement and the Metuchen Supply Agreement, providing Metuchen with, among other rights, commercial rights to sell STENDRA/SPEDRA in the U.S., Canada, South America, and India. The Metuchen License Agreement does not include future royalties to us on the sales of STENDRA/SPENDRA in the Metuchen Territory. We expect royalty revenue to decrease in 2017 from 2016 levels, as beginning in the fourth quarter of 2016 we no longer receive royalty revenue from net sales of STENDRA in the U.S.

Cost of goods sold

			% Change			% Change
	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
	(In thousands, except percentages)			(In thousands, except percentages)
Qsymia cost of goods sold	$1,581	$1,934	(18)%	$4,246	$4,005	6%
STENDRA/SPEDRA cost of goods sold	1,989	713	179%	5,491	2,346	134%
Total cost of goods sold	$3,570	$2,647	35%	$9,737	$6,351	53%

Cost of goods sold for Qsymia dispensed to patients includes the inventory costs of API, third party contract manufacturing and packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production. Cost of goods sold for STENDRA/SPEDRA shipped to our commercialization partners includes the inventory costs of API, tableting, bottling, freight, shipping and handling costs. Cost of goods sold increased overall in the three and six months ended June 30, 2017 as compared to the same periods in 2016 due primarily to increased STENDRA/SPEDRA supply revenue in 2017.

Selling, general and administrative expense

			% Change			% Change
	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
	(In thousands, except percentages)			(In thousands, except percentages)
Selling and marketing	$5,398	$5,951	(9)%	$10,858	$13,599	(20)%
General and administrative	6,232	7,741	(19)%	12,203	15,215	(20)%
Total selling, general and administrative expenses	$11,630	$13,692	(15)%	$23,061	$28,814	(20)%

The decrease in selling and marketing expenses for the three and six months ended June 30, 2017, compared to the same periods in 2016, was due primarily to the cost saving efforts to reduce marketing programs and lower promotional activities for Qsymia. Selling and marketing expenses are expected to decrease in the second half of 2017 as compared to the first half of 2017.

The decrease in general and administrative expenses in the three and six months ended June 30, 2017 compared to the same periods in 2016 was primarily due to the results of our continuing efforts to cut costs and lower spending for corporate activities. General and administrative expenses could fluctuate significantly due to the timing of activities within our business strategy review.

Research and development expense

			% Change			% Change
	Three Months Ended June 30,		Increase/(Decrease)	Six Months Ended June 30,		Increase/(Decrease)
Drug Indication/Description	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
	(In thousands, except percentages)			(In thousands, except percentages)
Qsymia for obesity	$—	$—	N/A	$—	$186	(100)%
STENDRA for ED	99	85	16%	101	63	60%
PAH	200	—	N/A	1,385	—	N/A
Share-based compensation	87	171	(49)%	172	138	25%
Overhead costs*	628	840	(25)%	1,536	1,738	(12)%
Total research and development expenses	$1,014	$1,096	(7)%	$3,194	$2,125	50%

*Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

The decrease in total research and development expenses in the three months ended June 30, 2017 as compared to the same period in 2016 was primarily due to lower overhead costs as a result of our efforts to reduce discretionary spending and share-based compensation expense, partially offset by increases in spending for the development of tacrolimus for the treatment of PAH. The increase in total research and development expenses in the six months ended June 30, 2017 as compared to the same period in 2016 was due primarily to the license fees paid to Selten for the development of tacrolimus and ascomycin for the treatment of PAH. We expect that our research and development expenses will increase in 2017 as we continue to complete our post-marketing requirements for Qsymia, specifically an adolescent safety and efficacy trial, and increase development activities for tacrolimus for the treatment of PAH. In addition, our research and development expenses could increase materially if we begin development of any additional product candidates.

Interest expense and other expense, net

Interest expense and other expense, net for the three and six months ended June 30, 2017 was $8.4 million and $16.7 million, respectively, compared to $7.7 million and $15.9 million, respectively, for the same periods in 2016. Interest expense and other expense, net consists primarily of interest expense and the amortization of issuance costs from our Convertible Notes and Senior Secured Notes and the amortization of the debt discount on the Convertible Notes. Other expense and income were not significant. We expect interest and other expense (income) for the remainder of 2017 to remain relatively consistent with the levels from the first half of 2017.

(Benefit from) provision for income taxes

For the three and six months ended June 30, 2017, we recorded a provision of $1,000 and a benefit of $11,000, respectively, compared to a provision for income taxes of $7,000 and $23,000, respectively, for the three and six months ended June 30, 2016. The benefit and provision for income taxes for both of the periods is primarily comprised of state taxes during the period.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on our deferred tax assets in the U.S. as of June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Cash, cash equivalents and available-for-sale securities totaled $251.5 million at June 30, 2017, as compared to $269.5 million at December 31, 2016. The decrease was primarily due to net cash used for operating activities and debt service obligations during the period.

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

Accounts receivable (net of allowance for cash discounts) at June 30, 2017, was $8.4 million, as compared to $9.5 million at December 31, 2016. Currently, we do not have any significant concerns related to accounts receivable or collections.

Summary Cash Flows

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash provided by (used for):
Operating activities	$(11,288)	$(17,335)
Investing activities	9,392	8,630
Financing activities	(6,481)	(4,145)

Operating Activities.  For the six months ended June 30, 2017, cash used for operating activities resulted from our net loss as adjusted for non-cash items, including the decrease in deferred revenue. This was partially offset by decreases in accounts receivable and prepaid expenses and increases in accrued liabilities. For the six months ended June 30, 2016, the use of cash was primarily due to the net loss as adjusted for non-cash items, in addition to decreases in accrued liabilities and deferred revenue and increases in accounts receivable. These were partially offset by decreases in inventory and prepaid expenses.

Investing Activities.  Cash used or provided by investing activities primarily relates to the purchases and maturities of investment securities. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturities of these investment securities.

Financing Activities.  Cash used for financing activities for the six months ended June 30, 2017 and 2016 primarily related to our repayments of $6.5 million and $4.2 million, respectively, under the Senior Secured Notes.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences pursuant to indemnification agreements, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, stockholder suits and tax matters and as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of June 30, 2017.

Contractual Obligations

During the six months ended June 30, 2017, there were no material changes to our contractual obligations described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, filed with the SEC on March 8, 2017, and as amended by the Form 10-K/A filed on April 26, 2017 with the SEC, other than the fulfillment of existing obligations in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Interest Rate Risk

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements and foreign currency exchange risk. Our cash, cash equivalents and available-for-sale securities as of June 30, 2017, consisted primarily of money market funds, U.S. Treasury securities and corporate debt securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our market risk associated with interest rate movements is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at June 30, 2017, by approximately $1.9 million. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Shareholder Lawsuit

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114‑cv‑261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14‑cv‑03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs voluntarily dismissed their state court action with prejudice.  Defendants moved to dismiss the federal action and moved to dismiss again after plaintiffs amended their complaint to include additional factual allegations and to add seven new claims under California law.  The court granted the latter motion on June 18, 2015, dismissing the seven California claims with prejudice and dismissing the two federal claims with leave to amend. Plaintiffs filed a Second Amended Complaint on August 17, 2015. Defendants moved to dismiss that complaint as well.  On April 19, 2016, the court granted defendants’ motion to dismiss with prejudice and entered judgment in favor of defendants.  Plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals on May 18, 2016.  Briefing on the appeal has now been completed.  The Ninth Circuit has indicated that it has set the matter for consideration in October 2017.  The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to the use of our financial resources to pay for our self‑insured retention and the policies’ terms and conditions.

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

On June 29, 2017, the Company entered into a settlement agreement with Actavis resolving the suit against Actavis. On July 5, 2017, the U.S. District Court for the District of New Jersey entered an order dismissing the suit.  In accordance with legal requirements, we have submitted the settlement agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review.

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

In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Teva, FDA approval of Teva’s ANDA, now owned by Dr. Reddy’s Laboratories, S.A. and Dr. Reddy’s Laboratories, Inc., collectively referred to as DRL, will be stayed until the earlier of (i) up to 30 months from our March 5, 2015 receipt of Teva’s Paragraph IV certification notice (i.e. September 5, 2017) or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.

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

On July 20, 2016, the U.S. District Court for the District of New Jersey issued a claim construction (Markman) ruling governing the suit.  The Court adopted the Company’s proposed constructions for all but one of the disputed claim terms and adopted a compromise construction that was acceptable to the Company for the final claim term.  On September 27, 2016, DRL was substituted for Teva as defendants in the lawsuit as a result of Teva’s transfer to DRL of ownership and all rights in the ANDA that is the subject of the lawsuit.

The settlement agreement with Actavis did not resolve the litigation against DRL. Expert discovery is ongoing in that suit and a final pretrial conference is scheduled for August 8, 2017. No trial date has been scheduled.

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

We may not be able to effectively develop and profitably launch and commercialize tacrolimus or any other potential future development programs which we may undertake, which will include our ability to:

•	successfully develop or acquire a proprietary formulation of tacrolimus as a precursor to the clinical development process;
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

Changes to our strategic business plan may cause uncertainty regarding the future of our business, and may adversely impact employee hiring and retention, our stock price, and our revenue, operating results, and financial condition.

We commenced corporate restructuring plans in November 2013 and July 2015 that resulted in significant reductions in our workforce.  In 2016, we initiated a business strategy review with an outside advisor. These changes, and the potential for additional changes to our management, organizational structure and strategic business plan, may cause speculation and uncertainty regarding our future business strategy and direction. These changes may cause or result in:

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

We rely on our collaboration partners, including MTPC, Menarini and Metuchen, to successfully commercialize STENDRA/SPEDRA in their respective territories, including obtaining any necessary approvals and we cannot assure you that they will be successful. Our dependence on our collaborative arrangements for the commercialization of STENDRA/SPEDRA, including our license agreements with MTPC, Menarini and Metuchen, subject us to a number of risks, including the following:

•

we may not be able to control the commercialization of our drug products in the relevant territories, including the amount, timing and quality of resources that our collaborators may devote to our drug products;

•	our collaborators may experience financial, regulatory or operational difficulties, which may impair their ability to commercialize our drug products;
•	our collaborators may be required under the laws of the relevant territories to disclose our confidential information or may fail to protect our confidential information;
•	as a requirement of the collaborative arrangement, we may be required to relinquish important rights with respect to our drug products, such as marketing and distribution rights;
•

business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to satisfactorily complete its commercialization or other obligations under any collaborative arrangement;

•	legal disputes or disagreements may occur with one or more of our collaborators;
•

a collaborator could independently move forward with a competing investigational drug candidate developed either independently or in collaboration with others, including with one of our competitors; and

•

a collaborator could terminate the collaborative arrangement, which could negatively impact the continued commercialization of our drug products. For example, in September 2016, Auxilium terminated its agreement with us to commercialize STENDRA in the U.S. and Canada and, in March 2017, Sanofi terminated its agreement with us to commercialize STENDRA/SPEDRA in Africa, the Middle East, Turkey, and the CIS, including Russia.

In addition, under our license agreement with MTPC, we are obligated to ensure that Menarini, Metuchen, and any future sublicensees comply with the terms and conditions of our license agreement with MTPC, and MTPC has the right to terminate our license rights to avanafil upon any uncured material breach. Consequently, failure by Menarini, Metuchen, or any future sublicensees to comply with these terms and conditions could result in the termination of our license rights to avanafil on a worldwide basis, which would delay, impair, or preclude our ability to commercialize avanafil.

If any of our collaboration partners fails to successfully commercialize STENDRA/SPEDRA, our business may be negatively affected and we may receive limited or no revenues under our agreements with them.

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

We, together with Menarini, Metuchen and any potential future collaborators in certain territories, intend to market STENDRA/SPEDRA outside the U.S., which will subject us to risks related to conducting business internationally.

We, through Menarini, Metuchen and any potential future collaborators in certain territories, intend to manufacture, market, and distribute STENDRA/SPEDRA outside the U.S. We expect that we will be subject to additional risks related to conducting business internationally, including:

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

We maintain significant inventories and evaluate these inventories on a periodic basis for potential excess and obsolescence. During the years ended December 31, 2015 and 2014, we recognized total charges of $29.5 million and $2.2 million, respectively, primarily for Qsymia inventories on hand in excess of projected demand. The inventory impairment charges were based on our analysis of the then-current Qsymia inventory on hand and remaining shelf life, in relation to our projected demand for the product. The current FDA-approved commercial product shelf life for Qsymia is 36 months. STENDRA is approved in the U.S. and SPEDRA is approved in the EU for 48 months of commercial product shelf life.

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

If we are unable to enter into agreements with suppliers or our suppliers fail to supply us with the APIs for our products or finished products or if we rely on single-source suppliers, we may experience delays in commercializing our products.

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

As part of the approval of Qsymia, we are required to conduct several post-marketing studies and trials, including a clinical trial to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease, or AQCLAIM, studies to assess the safety and efficacy of Qsymia for weight management in obese pediatric and adolescent subjects, studies to assess drug utilization and pregnancy exposure and a study to assess renal function. We estimate the AQCLAIM trial as currently designed will cost between $180 million and $220 million and the trial could take as long as five to six years to complete. In September 2013, we submitted a request to the EMA for Scientific Advice, a procedure similar to the U.S. Special Protocol Assessment process, regarding use of a pre-specified interim analysis from the CVOT, known as AQCLAIM, to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease. Our request was to allow this interim analysis to support the resubmission of an application for a marketing authorization for Qsiva for treatment of obesity in accordance with the EU centralized marketing authorization procedure. We received feedback in 2014 from the EMA and the various competent authorities of the EU Member States associated with review of the AQCLAIM CVOT protocol, and we received feedback from FDA in late 2014 regarding the amended protocol. As a part of addressing FDA comments from a May 2015 meeting to discuss alternatives to completion of a CVOT, we worked with cardiovascular and epidemiology experts in exploring alternate solutions to demonstrate the long-term cardiovascular safety of Qsymia. After reviewing a summary of Phase 3 data relevant to CV risk and post-marketing safety data, the cardiology experts noted that they believe there was an absence of an overt CV risk. The epidemiology experts maintained that a well-conducted retrospective observational study could provide data to further inform on potential CV risk. We worked with the expert group to develop a protocol and conduct a retrospective observational study. We are in the process of analyzing the collected information for discussion with FDA. Although we and the consulted experts believe there is no overt signal for CV risk to justify the AQCLAIM CVOT, VIVUS is committed to working with FDA to reach a resolution that will significantly reduce or eliminate the CVOT requirement. As for the EU, even if FDA were to accept a retrospective observational study in lieu of a CVOT, there would be no assurance that the EMA would accept the same. There can be no assurance that we will be successful in developing a further revised protocol or that any such revised protocol will reduce the costs of the study or obtain FDA or EMA agreement that it will fulfill the requirement of demonstrating the long-term cardiovascular safety of Qsymia. Furthermore, there can be no assurance that FDA or EMA will not request or require us to provide additional information or undertake additional preclinical studies and clinical trials or retrospective observational studies.

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

STENDRA for the treatment of ED competes with PDE5 inhibitors in the form of oral medications including Viagra® (sildenafil citrate), marketed by Pfizer, Inc.; Cialis® (tadalafil), marketed by Eli Lilly and Company; Levitra® (vardenafil), co marketed by GlaxoSmithKline plc and Schering Plough Corporation in the U.S.; and STAXYN® (vardenafil in an oral disintegrating tablet, or ODT), co-promoted by GlaxoSmithKline plc and Merck & Co., Inc.

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

On June 29, 2017, the Company entered into a settlement agreement with Actavis resolving the suit against Actavis.   On July 5, 2017, the U.S. District Court for the District of New Jersey entered an order dismissing the suit.  In accordance with legal requirements, we have submitted the settlement agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review.

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

In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Teva, FDA approval of Teva’s ANDA, now owned by DRL, will be stayed until the earlier of (i) up to 30 months from our March 5, 2015 receipt of Teva’s Paragraph IV certification notice (i.e. September 5, 2017) or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.

The settlement agreement with Actavis did not resolve the litigation against DRL. Expert discovery is ongoing in that suit and a final pretrial conference is scheduled for August 8, 2017. No trial date has been scheduled.

The actual timing of any commercial launch of a generic version of Qsymia is uncertain. The settlement agreement with Actavis will permit Actavis to begin selling a generic version of Qsymia on December 1, 2024, or earlier under certain circumstances, but we cannot predict the timing or outcome of the ANDA litigation proceedings against the remaining non-settling ANDA filer. It is possible that one or more companies that receives FDA approval of an ANDA for a generic version of Qsymia could introduce a generic version of Qsymia before the entry dates specified in our settlement agreement with Actavis or before our patents expire, including if it is determined that the generic product does not infringe our patents, or that our patents are invalid or unenforceable. Although we intend to vigorously enforce our intellectual property rights relating to Qsymia, there can be no assurance that we will prevail in our defense of our patent rights. If a generic version of Qsymia is introduced, Qsymia would become subject to increased competition and our revenue would be adversely affected.

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

As of June 30, 2017, we have $250.0 million in 4.5% Convertible Senior Notes due May 1, 2020, which we refer to as the Convertible Notes. The Convertible Notes are convertible into approximately 16,826,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 67.3038 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $14.858 per share, subject to adjustment under certain conditions. On October 8, 2015, IEH Biopharma LLC, a subsidiary of Icahn Enterprises L.P., announced that it had received tenders for $170,165,000 of the aggregate principal amount of our Convertible Notes in its previously announced cash tender offer for any and all of the outstanding Convertible Notes. The Convertible Notes are convertible at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. Investors in our common stock will be diluted to the extent the Convertible Notes are converted into shares of our common stock, rather than being settled in cash.

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

At June 30, 2017, we had $251.5 million in cash, cash equivalents and available-for-sale securities. While at June 30, 2017, our excess cash balances were invested in money market, U.S. Treasury securities and corporate debt securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. Treasury securities or corporate debt securities as of June 30, 2017. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

For example, on March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against us and three of our former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114 cv 261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for our success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14 cv 03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs voluntarily dismissed their state court action with prejudice.  Defendants moved to dismiss the federal action and moved to dismiss again after plaintiffs amended their complaint to include additional factual allegations and to add seven new claims under California law.  The court granted the latter motion on June 18, 2015, dismissing the seven California claims with prejudice and dismissing the two federal claims with leave to amend. Plaintiffs filed a Second Amended Complaint on August 17, 2015. Defendants moved to dismiss that complaint as well.  On April 19, 2016, the court granted defendants’ motion to dismiss with prejudice and entered judgment in favor of defendants.  Plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals on May 18, 2016.  Briefing on the appeal has now been completed.  The Ninth Circuit has indicated that it has set the matter for consideration in October 2017.

We maintain directors’ and officers’ liability insurance that we believe affords coverage for much of the anticipated cost of the remaining Jasin action, subject to the use of our financial resources to pay for our self-insured retention and the policies’ terms and conditions.

We have an accumulated deficit of $827.5 million as of June 30, 2017, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $827.5 million for the period from our inception through June 30, 2017, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 2017	1,021	$ 1.03	1,021
May 2017	21,495	$ 1.03	21,495
June 2017	1,019	$ 1.17	1,019
Total	23,535	$ 1.04	23,535	44,884

(a)

In the second quarter of 2017, restricted stock unit awards held by certain non-employee directors of the Company vested. These restricted stock units were settled by issuing to each non-employee director shares in the amount due to the director upon vesting, less the portion required to satisfy the estimated income tax liability based on the published stock price at the close of market on the settlement date or the next trading day, which the Company issued to the non-employee director in cash.

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

Date: August 3, 2017	VIVUS, Inc.

/s/ SETH H. Z. FISCHER
Seth H. Z. Fischer
Chief Executive Officer

/s/ MARK K. OKI
Mark K. Oki
Chief Financial Officer and Chief Accounting Officer

VIVUS, INC.

INDEX TO EXHIBITS

1.	2.	3.
EXHIBIT NUMBER		DESCRIPTION

3.1(1)		Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)		Amended and Restated Bylaws of the Registrant.

3.3(3)		Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4(4)		Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

3.5(5)		Amendment No. 3 to the Amended and Restated Bylaws of the Registrant.

3.6(6)		Amendment No. 4 to the Amended and Restated Bylaws of the Registrant.

3.7(7)		Amendment No. 5 to the Amended and Restated Bylaws of the Registrant.

3.8(8)		Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(9)		Specimen Common Stock Certificate of the Registrant.

4.2(10)		Amended and Restated Preferred Stock Rights Agreement dated as of November 9, 2016, between the Registrant and Computershare Trust Company, N.A.

4.3(11)		Indenture dated as of May 21, 2013, by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee.

4.4(12)		Form of 4.50% Convertible Senior Note due May 1, 2020.

10.1††		Settlement Agreement dated June 29, 2017, by and between Actavis Laboratories FL, Inc. and the Registrant.

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes.

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