Form 10-Q
period 2017-09-30
VIVUS INC
filed 2017-11-07
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

At October 31, 2017,  105,953,444 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30,	December 31,
	2017	2016
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$73,151	$84,783
Available-for-sale securities	162,872	184,736
Accounts receivable, net	11,806	9,478
Inventories	13,442	16,186
Prepaid expenses and other current assets	3,754	8,251
Total current assets	265,025	303,434
Property and equipment, net	606	788
Non-current assets	1,108	1,554
Total assets	$266,739	$305,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,430	$4,707
Accrued and other liabilities	19,806	15,686
Deferred revenue	1,884	19,174
Current portion of long-term debt	9,357	8,708
Total current liabilities	35,477	48,275
Long-term debt, net of current portion	225,354	232,610
Deferred revenue, net of current portion	5,205	6,449
Non-current accrued and other liabilities	348	257
Total liabilities	266,384	287,591
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock; $.001 par value; 200,000 shares authorized; 105,858 and 104,874 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	105	105
Additional paid-in capital	833,997	831,750
Accumulated other comprehensive loss	(257)	(616)
Accumulated deficit	(833,490)	(813,054)
Total stockholders’ equity	355	18,185
Total liabilities and stockholders’ equity	$266,739	$305,776

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Net product revenue	$9,911	$12,294	$36,049	$37,455
License and milestone revenue	2,500	—	7,500	—
Supply revenue	2,133	—	8,064	1,526
Royalty revenue	649	1,059	1,819	3,472
Total revenue	15,193	13,353	53,432	42,453

Operating expenses:
Cost of goods sold	3,514	2,065	13,251	8,416
Selling, general and administrative	8,388	10,440	31,449	39,254
Research and development	865	1,696	4,059	3,821
Total operating expenses	12,767	14,201	48,759	51,491

(Loss) income from operations	2,426	(848)	4,673	(9,038)

Interest expense and other expense, net	8,412	8,313	25,112	24,209
Loss before income taxes	(5,986)	(9,161)	(20,439)	(33,247)
Provision for (benefit from) income taxes	8	(9)	(3)	14
Net loss	$(5,994)	$(9,152)	$(20,436)	$(33,261)

Basic and diluted net loss per share	$(0.06)	$(0.09)	$(0.19)	$(0.32)
Shares used in per share computation:
Basic and diluted	105,826	104,484	105,674	104,228

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(5,994)	$(9,152)	$(20,436)	$(33,261)
Unrealized gain (loss) on securities, net of taxes	125	(158)	359	469
Comprehensive loss	$(5,869)	$(9,310)	$(20,077)	$(32,792)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(20,436)	$(33,261)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	656	823
Amortization of debt issuance costs and discounts	15,163	13,860
Amortization of discount or premium on available-for-sale securities	605	700
Share-based compensation expense	2,221	1,740
Changes in assets and liabilities:
Accounts receivable	(2,328)	(1,298)
Inventories	2,744	2,343
Prepaid expenses and other assets	4,490	4,206
Accounts payable	(277)	(620)
Accrued and other liabilities	4,211	(7,227)
Deferred revenue	(18,534)	67,323
Net cash (used for) provided by operating activities	(11,485)	48,589
Cash flows from investing activities:
Property and equipment purchases	(21)	—
Purchases of available-for-sale securities	(20,915)	(50,523)
Proceeds from maturity of available-for-sale securities	29,120	60,050
Proceeds from sales of available-for-sale securities	13,413	6,960
Net cash provided by investing activities	21,597	16,487
Cash flows from financing activities:
Repayments of notes payable	(21,770)	(6,359)
Sale of common stock through employee stock purchase plan	26	25
Net cash used for financing activities	(21,744)	(6,334)
Net (decrease) increase in cash and cash equivalents	(11,632)	58,742
Cash and cash equivalents:
Beginning of year	84,783	95,395
End of period	$73,151	$154,137

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Management has evaluated all events and transactions that occurred after September 30, 2017 through the date these unaudited condensed consolidated financial statements were filed. There were no events or transactions during this period that require recognition or disclosure in these unaudited condensed consolidated financial statements. The December 31, 2016 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

In accordance with this change in accounting estimate, the Company recognized a one-time adjustment of $7.3 million of revenues, net of expected returns reserve and gross-to-net charges, in the first quarter of 2017 relating to products that had been previously shipped. This increase in net product revenue resulted in a decrease in net loss of $6.0 million or $0.06 per share for the nine months ended September 30, 2017.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This new standard will supersede most current revenue recognition guidance.  In July 2015, the FASB voted to delay the effective date of this standard by one year to the first quarter of 2018. Early adoption is permitted, but not before the first quarter of 2017. This new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption, or the “modified retrospective basis.” The Company plans to adopt this standard in the first quarter of 2018 using the modified retrospective basis. The Company has analyzed the effect of this standard on its consolidated financial statements and currently does not expect the adoption of this standard to have a material impact on the Company’s net product revenues and supply revenues in the first quarter of adoption or on the timing of future recognition of net product revenues and supply revenues, as the Company expects that revenues generated will continue to be recognized upon the shipment of products to customers.  Similarly, the Company does not expect a material impact on the recognition of royalty revenue. The Company does not expect the adoption of this standard to have a material impact on the Company’s license and milestone revenue in the first quarter of adoption; however, the Company does expect that the timing of recognition of future milestone revenue related to current license and supply agreements as well as the timing and allocation of revenue related to any future license and supply agreements entered into by the Company may be impacted.

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

2. SHARE-BASED COMPENSATION

Total share-based compensation expense for all of the Company’s share-based awards was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of goods sold	$13	$40	$41	$115
Selling, general and administrative	652	413	1,920	1,299
Research and development	88	188	260	326
Total share-based compensation expense	$753	$641	$2,221	$1,740

Share-based compensation costs capitalized as part of the cost of inventory were $3,000 and $19,000 for the three months ended September 30, 2017 and 2016, respectively, and $8,000 and $26,000 for the nine months ended September 30, 2017 and 2016, respectively.

3. CASH, CASH EQUIVALENTS, AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type are presented in the tables that follow (in thousands).

	As of September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$73,151	$—	$—	$73,151
U.S. Treasury securities	17,621	—	(94)	17,527
Corporate debt securities	145,509	83	(247)	145,345
Total	236,281	83	(341)	236,023
Less amounts classified as cash and cash equivalents	(73,151)	—	—	(73,151)
Total available-for-sale securities	$163,130	$83	$(341)	$162,872

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$84,783	$—	$—	$84,783
U.S. Treasury securities	24,780	7	(110)	24,677
Corporate debt securities	160,571	52	(564)	160,059
Total	270,134	59	(674)	269,519
Less amounts classified as cash and cash equivalents	(84,783)	—	—	(84,783)
Total available-for-sale securities	$185,351	$59	$(674)	$184,736

As of September 30, 2017, the Company’s available-for-sale securities had original contractual maturities up to 67 months. However, the Company may sell these securities prior to their stated maturities in response to changes in the availability of and the yield on alternative investments as well as liquidity requirements. As these securities are readily marketable and are viewed by the Company as available to support current operations, securities with maturities beyond 12 months are classified as current assets. Due to their short-term maturities, the Company believes that the fair value of its bank deposits, accounts payable and accrued expenses approximate their carrying value.

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

The following table represents the fair value hierarchy for our cash equivalents and available-for-sale securities by major security type (in thousands):

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$73,151	$—	$—	$73,151
U.S. Treasury securities	17,527	—	—	17,527
Corporate debt securities	—	145,345	—	145,345
Total	$90,678	$145,345	$—	$236,023

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$84,783	$—	$—	$84,783
U.S. Treasury securities	24,677	—	—	24,677
Corporate debt securities	—	160,059	—	160,059
Total	$109,460	$160,059	$—	$269,519

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	Balance as of
	September 30,	December 31,
	2017	2016
Qsymia	$9,870	$8,982
STENDRA/SPEDRA	2,131	709
	12,001	9,691
Qsymia allowance for cash discounts	(195)	(213)
Net	$11,806	$9,478

5. INVENTORIES

Inventories consist of the following (in thousands):

	Balance as of
	September 30,	December 31,
	2017	2016
Raw materials	$11,506	$9,412
Work-in-process	41	2,984
Finished goods	1,895	3,110
Deferred costs	—	680
Inventories	$13,442	$16,186

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

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	Balance as of
	September 30,	December 31,
	2017	2016
Prepaid sales and marketing expenses	$1,663	$1,767
Prepaid insurance	143	1,182
Other prepaid expenses and assets	1,948	5,302
Total	$3,754	$8,251

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

8. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following (in thousands):

	Balance as of
	September 30,	December 31,
	2017	2016
Accrued employee compensation and benefits	$2,357	$3,014
Reserve for product returns	7,152	—
Product-related accruals	5,207	671
Accrued interest on debt (see Note 13)	2,335	1,509
Accrued manufacturing costs	545	6,835
Accrued non-recurring charges (see Note 10)	—	5
Other accrued liabilities	2,210	3,652
Total	$19,806	$15,686

The amounts included in other accrued liabilities consist of obligations primarily related to sales, marketing, research, clinical development, corporate activities, the STENDRA license and royalties.

9. NON-CURRENT ACCRUED AND OTHER LIABILITIES

Non-current accrued and other liabilities were $0.3 million and $0.3 million at September 30, 2017 and December 31, 2016, respectively, and were primarily comprised of deferred rent and security deposits.

10. NON-RECURRING CHARGES

The following table sets forth activities for the Company’s obligations related to its July 2015 corporate restructuring plan (in thousands):

Severance
obligations
Balance of accrued costs at January 1, 2017	$5
Charges	—
Payments	(5)
Balance of accrued costs at September 30, 2017	$—

Accrued employee severance costs as of December 31, 2016 are included under current liabilities in “Accrued and other liabilities.”

11. DEFERRED REVENUE

Deferred revenue consists of the following (in thousands):

	Balance as of
	September 30,	December 31,
	2017	2016
Qsymia deferred revenue - current	$—	$17,558
STENDRA deferred revenue - current	1,884	1,616
Deferred revenue - current	$1,884	$19,174

STENDRA deferred revenue - non-current	$5,205	$6,449

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

Metuchen will obtain STENDRA exclusively from the Company. For each calendar year during the term of the Metuchen Supply Agreement, if Metuchen fails to purchase an agreed minimum purchase amount of STENDRA from the Company, it will reimburse the Company for the shortfall as it relates to the Company’s out of pocket costs to acquire certain raw materials needed to manufacture STENDRA. Upon the termination of the Metuchen Supply Agreement (other than by Metuchen for the Company’s uncured material breach or upon completion of the transfer of the control of the supply chain), Metuchen’s agreed minimum purchase amount of STENDRA from the Company shall accelerate for the entire then current initial term or renewal term, as applicable. The initial term under the Metuchen Supply Agreement will be for a period of five years, with automatic renewal for successive two-year periods unless either party provides a termination notice to the other party at least two years in advance of the expiration of the then current term. On September 30, 2016, the Company received $70 million from Metuchen under the Metuchen License Agreement, which was recorded as deferred revenue on the consolidated balance sheet at September 30, 2016, with $69.4 million of license revenue recorded in the fourth quarter of 2016. The Metuchen License Agreement is royalty-free as to the Company, but Metuchen will reimburse the Company for payments made to cover royalty and milestone obligations to MTPC during the term of the Metuchen License Agreement.

In September 2017, the Company entered into a license and commercialization agreement, or the Alvogen License Agreement, and a commercial supply agreement, or the Alvogen Supply Agreement, with Alvogen Malta Operations (ROW) Ltd, or Alvogen. Under the terms of the Alvogen License Agreement, Alvogen will be solely responsible for obtaining and maintaining regulatory approvals for all sales and marketing activities for Qsymia in South Korea. The Company received an upfront payment of $2.5 million in September 2017, which was recorded in license and milestone revenue in the third quarter of 2017, and is eligible to receive additional payments upon Alvogen achieving marketing authorization, commercial launch and reaching a  sales milestone. Additionally, the Company will receive a royalty on Alvogen’s Qsymia net sales in South Korea. Under the Alvogen Supply Agreement, the Company will supply product to Alvogen.

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

For the three and nine months ended September 30, 2017, total interest expense related to the Convertible Notes was $8.3 million and $24.3 million, respectively, including amortization of $4.9 million and $14.3 million, respectively, of the debt discount and amortization of $259,000 and $758,000, respectively, of deferred financing costs. For the three and nine months ended September 30, 2016, total interest expense related to the Convertible

Notes was $7.5 million and $22.1 million, respectively, including amortization of $4.4 million and $13.0 million, respectively, of the debt discount and amortization of $235,000 and $689,000, respectively, of deferred financing costs.

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

For the three and nine months ended September 30, 2017, the interest expense related to the Senior Secured Notes was $0.7 million and $2.7 million, respectively, including amortization of deferred financing costs of $46,000 and $126,000, respectively. For the three and nine months ended September 30, 2016, the interest expense related to the Senior Secured Notes was $1.3 million and $3.6 million, respectively, including amortization of deferred financing costs of $46,000 and $189,000, respectively.

The following table summarizes information on the debt (in thousands):

September 30,
2017
Convertible Senior Notes due 2020	$250,000
Senior Secured Notes due 2018	10,494
260,494
Less: Debt issuance costs	(1,332)
Less: Discount on convertible senior notes	(24,451)
234,711
Less: Current portion	(9,357)
Long-term debt, net of current portion	$225,354

Future estimated payments on the Senior Secured Notes as of September 30, 2017 are as follows:

2017 (remaining 3 months)	$10,625
2018	18,606
Total	29,231
Less: Interest portion	(18,737)
Senior Secured Notes	$10,494

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

As the Company recognized a net loss for each of the three and nine month periods ended September 30, 2017 and 2016, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. Awards and options which were not included in the computation of diluted net loss per share because the effect would be anti-dilutive were 13,724,000 and 13,435,000, respectively for the three and nine months ended September 30, 2017 and were 10,261,000 and 10,520,000, respectively, for the three and nine months ended September 30, 2016.

15. INCOME TAXES

For the three and nine months ended September 30, 2017, the Company recorded a provision of $8,000 and a benefit of $3,000, respectively. For the three and nine months ended September 30, 2016, the Company recorded a benefit of $9,000 and a provision for taxes $14,000, respectively. The benefit and provision for income taxes for each of the periods was primarily comprised of state taxes during the period.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets in the United States as of September 30, 2017. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

As of September 30, 2017, the Company’s unrecognized tax benefit is related to the federal and California research and development credits which result in an unrecognized tax benefit balance of $84,000. The Company does not expect to have any other significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, certain tax years remain open to tax audit. The Company’s policy is to recognize interest and penalties related to uncertain tax positions (if any) as a component of the income tax provision.

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

On September 15, 2014, pursuant to an agreement between the parties, plaintiffs voluntarily dismissed their state court action with prejudice.  Defendants moved to dismiss the federal action and moved to dismiss again after plaintiffs amended their complaint to include additional factual allegations and to add seven new claims under California law. The court granted the latter motion on June 18, 2015, dismissing the seven California claims with prejudice and dismissing the two federal claims with leave to amend. Plaintiffs filed a Second Amended Complaint on August 17, 2015. Defendants moved to dismiss that complaint as well.  On April 19, 2016, the court granted defendants’ motion to dismiss with prejudice and entered judgment in favor of defendants. Plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals on May 18, 2016.  Briefing on the appeal has now been completed, and the Ninth Circuit has set the matter for oral argument on November 13, 2017. The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to the use of the Company’s financial resources to pay for its self-insured retention and the policies’ terms and conditions.

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

On July 7, 2015, the Company received a third Paragraph IV certification notice from Actavis contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 9,011,905 and 9,011,906) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, or offer for sale of a generic form of Qsymia.  On August 17, 2015, the Company filed a third lawsuit in the U.S. District Court for the District of New Jersey against Actavis (Case No. 15-6256 (SRC)(CLW)) in response to the third Paragraph IV certification notice on the basis that Actavis’ submission of their ANDA constitutes infringement of one or more claims of the patents-in-suit.  The three lawsuits against Actavis were consolidated into a single suit (Case No. 14-3786 (SRC)(CLW)).

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

On August 5, 2015, the Company received a second Paragraph IV certification notice from Teva contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 9,011,905 and 9,011,906) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, or offer for sale of a generic form of Qsymia. On September 18, 2015, the Company filed a second lawsuit in the U.S. District Court for the District of New Jersey against Teva (Case No. 15-6957(SRC)(CLW)) in response to the second Paragraph IV certification notice on the basis that Teva’s submission of their ANDA constitutes infringement of one or more claims of the patents-in-suit.  The two lawsuits against Teva were consolidated into a single suit (Case No. 15-2693 (SRC)(CLW)). On September 27, 2016, Dr. Reddy’s Laboratories, S.A. and Dr. Reddy’s Laboratories, Inc., collectively referred to as DRL, were substituted for Teva as defendants in the lawsuit.

On August 28, 2017, the Company entered into a settlement agreement with DRL resolving the suit against DRL. On September 6, 2017, the U.S. District Court for the District of New Jersey entered an order dismissing the suit.  In accordance with legal requirements, we have submitted the settlement agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review.

The settlement agreement with DRL resolves all patent litigation brought by VIVUS against generic pharmaceutical companies that have filed ANDAs seeking approval to market generic versions of Qsymia.

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

Net product revenue by geographic region was as follows (in thousands):

	Three Months Ended September 30,
	2017				2016
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$9,911	$—		$9,911	$12,294	$—		$12,294
Qsymia—License revenue	—	2,500		2,500	—	—		—
STENDRA/SPEDRA—Supply revenue	1,070	1,063		2,133	—	—		—
STENDRA/SPEDRA —Royalty revenue	—	649		649	425	634		1,059
Total revenue	$10,981	$4,212	(1)	$15,193	$12,719	$634	(2)	$13,353

	Nine Months Ended September 30,
	2017				2016
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$36,049	$—		$36,049	$37,455	$—		$37,455
Qsymia—License and milestone revenue	5,000	2,500		7,500	—	—		—
STENDRA/SPEDRA—Supply revenue	4,845	3,219		8,064	—	1,526		1,526
STENDRA/SPEDRA —Royalty revenue	—	1,819		1,819	1,649	1,823		3,472
Total revenue	$45,894	$7,538	(3)	$53,432	$39,104	$3,349	(4)	$42,453

(1)	$1.7 million of which was attributable to Germany and $2.5 million of which was attributable to South Korea.
(2) $0.6 million of which was attributable to Germany.
(3)	$5.0 million of which was attributable to Germany and $2.5 million of which was attributable to South Korea.
(4) $3.3 million of which was attributable to Germany.

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

•	our, or our current or potential partners’, ability to successfully seek approval for Qsymia in other territories outside the U.S. and EU;
•

whether healthcare providers, payors and public policy makers will recognize the significance of the American Medical Association officially recognizing obesity as a disease, or the new American Association of Clinical Endocrinologists guidelines;

•

our, or our partner’s, ability to successfully commercialize Qsymia including risks and uncertainties related to expansion to retail distribution, the broadening of payor reimbursement, the expansion of Qsymia’s primary care presence, and the outcomes of our discussions with pharmaceutical companies and our strategic and franchise-specific pathways for Qsymia;

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

•	Sanofi Chimie’s ability to undertake manufacturing of the avanafil active pharmaceutical ingredient and Sanofi Winthrop Industrie’s ability to undertake manufacturing of the tablets for avanafil;
•	the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand;
•	our ability to accurately forecast Qsymia demand;
•	our, or our partner’s, ability to commercialize Qsymia efficiently;
•	the number of Qsymia prescriptions dispensed;
•	the impact of promotional programs for Qsymia on our net product revenue and net income (loss) in future periods;
•	our history of losses and variable quarterly results;
•	substantial competition;
•	risks related to our ability to protect our intellectual property and litigation in which we are involved or may become involved;
•	uncertainties of government or third-party payor reimbursement;
•	our reliance on sole-source suppliers, third parties and our collaborative partners;
•	our ability to successfully develop or acquire a proprietary formulation of tacrolimus as a precursor to the clinical development process;
•	our ability to continue to identify, acquire and develop innovative investigational drug candidates and drugs;
•	risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations;
•	our ability to develop a proprietary formulation and to demonstrate through clinical testing the quality, safety, and efficacy of our current or future investigational drug candidates;
•	the timing of initiation and completion of clinical trials and submissions to U.S. and foreign authorities;
•	the results of post-marketing studies are not favorable;
•	compliance with post-marketing regulatory standards, post-marketing obligations or pharmacovigilance rules is not maintained;
•	the volatility and liquidity of the financial markets;
•	our liquidity and capital resources;
•	our expected future revenues, operations and expenditures;
•	potential change in our business strategy to enhance long-term stockholder value;
•	our ability to address or potentially reduce our outstanding debt balances:
•	the impact, if any, of changes to our Board of Directors or management team; and
•	other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, including those set forth in this filing as “Item 1A. Risk Factors.”

When we refer to “we,” “our,” “us,” the “Company” or “VIVUS” in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

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

We commercialize Qsymia in the U.S. through a sales force who promote Qsymia to physicians. Our sales efforts are focused on maintaining a commercial presence with important Qsymia prescribers, as well as covering prescriptions from physicians who begin prescribing branded anti-obesity products without any prior sales efforts by us.

Our marketing efforts have focused on rolling out unique programs to encourage targeted prescribers to gain more experience with Qsymia with their obese or overweight patient population. We continue to invest in digital media in order to amplify our messaging to information-seeking consumers. The digital messaging encourages those consumers most likely to take action to speak with their physicians about obesity treatment options. We believe our enhanced digital strategies deliver clear and compelling communications to potential patients. We  utilize a patient savings plan to further drive Qsymia brand preference at the point of prescription and to encourage long-term use of the brand.

Upon receiving approval to market Qsymia, FDA required that we perform additional studies of Qsymia including a cardiovascular, or CV, outcome trial, or CVOT. To date, there have been no indications throughout the Qsymia clinical development program or post-marketing experience of any increase in adverse CV events.  Given this historical information, along with the established safety profiles of phentermine and topiramate, we continue to believe that Qsymia poses no true CV safety risk. We have met with FDA to discuss alternative strategies for obtaining CV outcomes data that would be substantially more feasible and that ensure timely collection of data to better inform on the CV safety of Qsymia. We worked with CV and epidemiology experts in exploring alternate solutions to demonstrate the long-term CV safety of Qsymia. After reviewing a summary of Phase 3 data relevant to CV risk and post-marketing safety data, the cardiology experts noted that they believe there was an absence of an overt CV risk signal and indicated that they did not believe a randomized placebo-controlled CVOT would provide additional information regarding the CV risk of Qsymia. We voluntarily performed a retrospective analysis of patients using Qsymia, phentermine, topiramate and a non-Qsymia combination of phentermine and topiramate, and found no indication of additional CV risk.  Although we and consulted experts believe there is no overt signal for CV risk to justify the CVOT, we are committed to working with FDA to significantly reduce or remove the requirements of the CVOT. There is no assurance, however, that FDA will accept any measures short of those specified in the CVOT to satisfy this requirement.

In May 2013, the EC issued a decision refusing the grant of marketing authorization in the EU for Qsiva™, the approved trade name for Qsymia in the EU. In September 2013, we submitted a request to the EMA for Scientific Advice, a procedure similar to the U.S. Special Protocol Assessment process, regarding use of a pre-

specified interim analysis from the CVOT to assess the long-term treatment effect of Qsymia on the incidence of major adverse CV events in overweight and obese subjects with confirmed CV disease. Our request was to allow this interim analysis to support the resubmission of an application for a marketing authorization for Qsiva for the treatment of obesity in accordance with the EU centralized marketing authorization procedure. We received feedback in 2014 from the EMA and the various competent authorities of the EU Member States associated with review of the CVOT protocol. Even if FDA were to accept a retrospective observational study or alternative solutions in lieu of a CVOT, there would be no assurance that the EMA would accept the same.

In June 2017 and August 2017, we entered into settlement agreements with Actavis Laboratories FL, Inc., or Actavis, and Dr. Reddy’s Laboratories, S.A. and Dr. Reddy’s Laboratories, Inc.,  collectively referred to as Dr. Reddy’s, respectively, resolving patent litigation related to Qsymia.  The litigation resulted from the submissions by Actavis and Dr. Reddy’s of Abbreviated New Drug Applications to the U.S. Food and Drug Administration seeking approval to market generic versions of Qsymia. The settlement agreements permit Actavis to begin selling a generic version of Qsymia on December 1, 2024, and Dr. Reddy’s to begin selling a generic version of Qsymia on June 1, 2025. Both Actavis and Dr. Reddy’s could enter the market earlier under certain circumstances.  In the event of an earlier launch upon the satisfaction of one of these circumstances, we will receive a royalty on sales of the generic version of Qsymia through the original launch dates.  This royalty will range from a percentage in the mid-teens to the mid-twenties depending on the launch date.

In September 2017, we entered into a license and commercialization agreement, or the Alvogen License Agreement, and a commercial supply agreement, or the Alvogen Supply Agreement, with Alvogen Malta Operations (ROW) Ltd, or Alvogen. Under the terms of the Alvogen License Agreement, Alvogen will be solely responsible for obtaining and maintaining regulatory approvals for all sales and marketing activities for Qsymia in South Korea. We received an upfront payment of $2.5 million in September 2017 and are eligible to receive additional payments upon Alvogen achieving marketing authorization, commercial launch and reaching a sales milestone.  Additionally, we will receive a royalty on Alvogen’s Qsymia net sales in South Korea. Under the Alvogen Supply Agreement, the Company will supply product to Alvogen.

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

In December 2013, we entered into a license and commercialization agreement with Sanofi, or the Sanofi License Agreement, under which Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in Africa, the Middle East, Turkey, and the Commonwealth of Independent States, or CIS, including Russia, or the Sanofi Territory. Sanofi was responsible for obtaining regulatory approval in its territories. In March 2017, we and Sanofi entered into the Termination, Rights Reversion and Transition Services Agreement, or the Transition Agreement, effective February 28, 2017. Under the Transition Agreement, effective upon the thirtieth day following February 28, 2017, the Sanofi License Agreement terminated for all countries in the Sanofi Territory as a termination by Sanofi for convenience notwithstanding any notice requirements contained in the Sanofi License Agreement. In addition, under the Transition Agreement, Sanofi will provide us with certain transition services in support of ongoing regulatory approval efforts while we seek to obtain a new commercial partner or partners for the Sanofi Territory. We will pay certain transition service fees to Sanofi as part of the Transition Agreement.

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

In October 2017, we held a pre-IND meeting with FDA for our proprietary formulation of tacrolimus for the treatment of PAH.  FDA addressed our questions related to preclinical, nonclinical and clinical data and the planned design of clinical trials of tacrolimus in class III and IV PAH patients, and clarified the requirements needed to file an IND to initiate a clinical trial in this indication. As discussed with FDA, we currently intend to design and conduct clinical trials that could qualify for Fast Track and/or Breakthrough Therapy designation.

Tacrolimus for the treatment of PAH has received Orphan Drug Designation from FDA in the United States and the European Medicines Agency in the EU. In 2017, we are focusing on the development of a proprietary formulation of tacrolimus to be used in a clinical development program and for commercial use and filing an IND with FDA.

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

Our significant accounting policies are more fully described in Note 1 to our audited consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, or our Annual Report, as filed with the SEC on March 8, 2017. There has been one significant change in our critical accounting policies during the nine months ended September 30, 2017, as outlined below:

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

RESULTS OF OPERATIONS

Revenues

			% Change			% Change
	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in thousands, except for percentages)	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Revenue:
Net product revenue	$9,911	$12,294	(19)%	$36,049	$37,455	(4)%
License and milestone revenue	2,500	—	N/A	7,500	—	N/A
Supply revenue	2,133	—	N/A	8,064	1,526	428%
Royalty revenue	649	1,059	(39)%	1,819	3,472	(48)%
Total revenue	$15,193	$13,353	14%	$53,432	$42,453	26%

Net product revenue

Net product revenue for 2016 was recognized when units were dispensed to patients through prescriptions. Beginning in the first quarter of 2017, we began recognizing revenue from the sales of Qsymia upon shipment and recording a reserve for expected returns at the time of shipment. Net product revenue for the nine months ended September 30, 2017 includes a one-time adjustment of $7.3 million related to shipments which had previously been deferred. For the three and nine months ended September 30, 2017, there were approximately 97,000 and 304,000 Qsymia prescriptions dispensed, respectively and, for the three and nine months ended September 30, 2016, there were approximately 109,000 and 342,000 Qsymia prescriptions dispensed, respectively. Due to the change in the timing when we recognize revenue on Qsymia shipments, net product revenue on a go-forward basis will be based on units shipped to the wholesaler rather than prescriptions dispensed in a given period. In the three and nine months ended September 30, 2017, we shipped approximately 92,000 units and 265,000 units, respectively, of Qsymia to the wholesalers. The change in the timing of when we recognize revenue could result in higher volatility of Qsymia sales compared to those historically reported. We expect Qsymia net product revenue in 2017 to decrease from 2016 levels due to market conditions.

License and milestone revenue

License and milestone revenue for the three and nine months ended September 30, 2017 consisted of the upfront payment of $2.5 million under the Alvogen License Agreement in the third quarter and a one-time $5.0 million payment received for a license to certain clinical data related to phentermine in the first quarter.  There was no license and milestone revenue for the three and nine months ended September 30, 2016. License and milestone revenues are dependent on the timing of entering into new collaborations and the timing of our collaborators meeting certain milestone events. As a result, our license and milestone revenue will fluctuate materially between periods.

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

Cost of goods sold

			% Change			% Change
	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
	(In thousands, except percentages)			(In thousands, except percentages)
Qsymia cost of goods sold	$1,519	$1,797	(15)%	$5,764	$5,801	(1)%
STENDRA/SPEDRA cost of goods sold	1,995	268	644%	7,487	2,615	186%
Total cost of goods sold	$3,514	$2,065	70%	$13,251	$8,416	57%

Cost of goods sold for Qsymia dispensed to patients includes the inventory costs of API, third party contract manufacturing and packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production. Cost of goods sold for STENDRA/SPEDRA shipped to our commercialization partners includes the inventory costs of API and tableting. Cost of goods sold increased overall in the three and nine months ended September 30, 2017 as compared to the same periods in 2016 due primarily to increased STENDRA/SPEDRA supply revenue in 2017.

Selling, general and administrative expense

			% Change			% Change
	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
	(In thousands, except percentages)			(In thousands, except percentages)
Selling and marketing	$2,821	$4,377	(36)%	$13,679	$17,976	(24)%
General and administrative	5,567	6,063	(8)%	17,770	21,278	(16)%
Total selling, general and administrative expenses	$8,388	$10,440	(20)%	$31,449	$39,254	(20)%

The decrease in selling and marketing expenses for the three and nine months ended September 30, 2017, compared to the same periods in 2016, was due primarily to the cost saving efforts to reduce marketing programs and lower promotional activities for Qsymia. Selling and marketing expenses are expected to stay flat or decrease in the fourth quarter of 2017 as compared to the first three quarters of 2017.

The decrease in general and administrative expenses in the three and nine months ended September 30, 2017 compared to the same periods in 2016 was primarily due to the results of our continuing efforts to cut costs and lower spending for corporate activities. General and administrative expenses could fluctuate significantly due to the timing of activities within our business strategy review.

Research and development expense

			% Change			% Change
	Three Months Ended September 30,		Increase/(Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
Drug Indication/Description	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
	(In thousands, except percentages)			(In thousands, except percentages)
Qsymia for obesity	$22	$488	N/A	$22	$673	(97)%
STENDRA for ED	1	56	(98)%	102	120	(15)%
PAH	192	—	N/A	1,578	—	N/A
Share-based compensation	88	188	(53)%	260	326	(20)%
Overhead costs*	562	964	(42)%	2,097	2,702	(22)%
Total research and development expenses	$865	$1,696	(49)%	$4,059	$3,821	6%

*Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

The decrease in total research and development expenses in the three months ended September 30, 2017 as compared to the same period in 2016 was primarily due to lower overhead costs as a result of our efforts to reduce discretionary spending and share-based compensation expense, partially offset by increases in spending for the development of tacrolimus for the treatment of PAH. The increase in total research and development expenses in the nine months ended September 30, 2017 as compared to the same period in 2016 was due primarily to the license fees paid to Selten for the development of tacrolimus and ascomycin for the treatment of PAH. We expect that our research and development expenses will increase in the remaining quarter of 2017 as we continue to complete our post-marketing requirements for Qsymia, specifically an adolescent safety and efficacy trial, and increase development activities for tacrolimus for the treatment of PAH. In addition, our research and development expenses could increase materially if we begin development of any additional product candidates.

Interest expense and other expense, net

Interest expense and other expense, net for the three and nine months ended September 30, 2017 was $8.4 million and $25.1 million, respectively, compared to $8.3 million and $24.2 million, respectively, for the same periods in 2016. Interest expense and other expense, net consists primarily of interest expense and the amortization of issuance costs from our Convertible Notes and Senior Secured Notes and the amortization of the debt discount on the Convertible Notes. Other expense and income were not significant. We expect interest and other expense (income) for the fourth quarter of 2017 to remain relatively consistent with the levels from the first nine months of 2017.

(Benefit from) provision for income taxes

For the three and nine months ended September 30, 2017, we recorded a provision for income taxes of $8,000 and a benefit of $3,000, respectively, compared to a benefit of $9,000 and a provision for income taxes of $14,000, respectively, for the three and nine months ended September 30, 2016. The benefit and provision for income taxes for both of the periods is primarily comprised of state taxes during the period.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on our deferred tax assets in the U.S. as of September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Cash, cash equivalents and available-for-sale securities totaled $236.0 million at September 30, 2017, as compared to $269.5 million at December 31, 2016. The decrease was primarily due to net cash used for operating activities and debt service obligations during the period.

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

Accounts receivable (net of allowance for cash discounts) at September 30, 2017, was $11.8 million, as compared to $9.5 million at December 31, 2016. Currently, we do not have any significant concerns related to accounts receivable or collections.

Summary Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash provided by (used for):
Operating activities	$(11,485)	$48,589
Investing activities	21,597	16,487
Financing activities	(21,744)	(6,334)

Operating Activities.  For the nine months ended September 30, 2017, cash used for operating activities resulted from our net loss as adjusted for non-cash items, including the decrease in deferred revenue. This was partially offset by decreases in inventory and prepaid expenses and increases in accrued liabilities. For the nine months ended September 30, 2016, the use of cash was primarily due to the net loss as adjusted for non-cash items, in addition to decreases in accrued liabilities and deferred revenue and increases in accounts receivable. These were partially offset by decreases in inventory and prepaid expenses.

Investing Activities.  Cash used or provided by investing activities primarily relates to the purchases and maturities of investment securities. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturities of these investment securities.

Financing Activities.  Cash used for financing activities for the nine months ended September 30, 2017 and 2016 primarily related to our repayments of $21.8 million and $6.4 million, respectively, under the Senior Secured Notes.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences pursuant to indemnification agreements, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, stockholder suits and tax matters and as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of September 30, 2017.

Contractual Obligations

During the nine months ended September 30, 2017, there were no material changes to our contractual obligations described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, filed with the SEC on March 8, 2017, and as amended by the Form 10-K/A filed on April 26, 2017 with the SEC, other than the fulfillment of existing obligations in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Interest Rate Risk

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements and foreign currency exchange risk. Our cash, cash equivalents and available-for-sale securities as of September 30, 2017, consisted primarily of money market funds, U.S. Treasury securities and corporate debt securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our market risk associated with interest rate movements is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at September 30, 2017, by approximately $1.5 million. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Shareholder Lawsuit

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114‑cv‑261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14‑cv‑03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs voluntarily dismissed their state court action with prejudice.  Defendants moved to dismiss the federal action and moved to dismiss again after plaintiffs amended their complaint to include additional factual allegations and to add seven new claims under California law.  The court granted the latter motion on June 18, 2015, dismissing the seven California claims with prejudice and dismissing the two federal claims with leave to amend. Plaintiffs filed a Second Amended Complaint on August 17, 2015. Defendants moved to dismiss that complaint as well.  On April 19, 2016, the court granted defendants’ motion to dismiss with prejudice and entered judgment in favor of defendants.  Plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals on May 18, 2016.  Briefing on the appeal has now been completed, and the Ninth Circuit has set the matter for oral argument on November 13, 2017.  The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to the use of our financial resources to pay for our self‑insured retention and the policies’ terms and conditions.

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

On July 7, 2015, the Company received a third Paragraph IV certification notice from Actavis contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 9,011,905 and 9,011,906) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, or offer for sale of a generic form of Qsymia.  On August 17, 2015, the Company filed a third lawsuit in the U.S. District Court for the District of New

Jersey against Actavis (Case No. 15-6256 (SRC)(CLW)) in response to the third Paragraph IV certification notice on the basis that Actavis’ submission of their ANDA constitutes infringement of one or more claims of the patents-in-suit.  The three lawsuits against Actavis were consolidated into a single suit (Case No. 14-3786 (SRC)(CLW)).

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

On August 5, 2015, the Company received a second Paragraph IV certification notice from Teva contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 9,011,905 and 9,011,906) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, or offer for sale of a generic form of Qsymia. On September 18, 2015, the Company filed a second lawsuit in the U.S. District Court for the District of New Jersey against Teva (Case No. 15-6957(SRC)(CLW)) in response to the second Paragraph IV certification notice on the basis that Teva’s submission of their ANDA constitutes infringement of one or more claims of the patents-in-suit.  The two lawsuits against Teva were consolidated into a single suit (Case No. 15-2693 (SRC)(CLW)).  On September 27, 2016, Dr. Reddy’s Laboratories, S.A. and Dr. Reddy’s Laboratories, Inc., collectively referred to as DRL, were substituted for Teva as defendants in the lawsuit.

On August 28, 2017, the Company entered into a settlement agreement with DRL resolving the suit against DRL. On September 6, 2017, the U.S. District Court for the District of New Jersey entered an order dismissing the suit.  In accordance with legal requirements, we have submitted the settlement agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review.

The settlement agreement with DRL resolves all patent litigation brought by VIVUS against generic pharmaceutical companies that have filed ANDAs seeking approval to market generic versions of Qsymia.

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

In order to market products in many foreign jurisdictions, we, or our partners, must obtain separate regulatory approvals. Approval by FDA in the U.S. does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. For example, while our drug STENDRA has been approved in both the U.S. and the EU, our drug Qsymia has been approved in the U.S. but Qsiva (the intended trade name for Qsymia in the EU) was denied a marketing authorization by the EC due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsiva would not have been indicated. We intend to seek approval, either directly or through our collaboration partners, for Qsymia and STENDRA in other territories outside the U.S. and the EU. However, we have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing. Foreign regulatory approvals may not be obtained, by us or our collaboration partners responsible for obtaining approval, on a timely basis, or at all, for any of our products. The failure to receive regulatory approvals in a foreign country would prevent us from marketing and commercializing our products in that country, which could have a material adverse effect on our business, financial condition and results of operations.

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

We may not be able to maintain compliance with the continued listing requirements of The Nasdaq Stock Market.

On October 4, 2017, we received a letter from The Nasdaq Stock Market, or Nasdaq, indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet the continued listing requirement of maintaining a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1).  As provided in the Nasdaq rules, we have 180 calendar days, or until April 2, 2018, to regain compliance with the continued listing requirement. In order to regain compliance, the closing bid price of our common stock on The Nasdaq Global Select Market must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period.  If we fail to regain compliance with the continued listing requirement noted above during the applicable compliance period, our common stock will be subject to delisting by Nasdaq.  If Nasdaq delists our common stock, the delisting could adversely affect the market liquidity of our common stock and the price of our common stock.

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

We may receive additional notices of ANDA filings for Qsymia submitted by generic drug companies asserting that generic forms of Qsymia would not infringe on our issued patents. As a result of these potential filings, we may commence additional litigation to defend our patent rights, which would result in additional litigation costs and, depending on the outcome of the litigation, might result in competition from lower cost generic or follow-on products earlier than anticipated.

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

We received a Paragraph IV certification notice from Actavis Laboratories FL, Inc. contending that our patents listed in the Orange Book for Qsymia (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, and 8,580,299) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of Qsymia. In response to this notice, we filed suit against Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as Actavis, to defend our patent rights. We received a second Paragraph IV certification notice from Actavis contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 8,895,057 and 8,895,058) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of Qsymia. In response to this second notice, we filed a second lawsuit against Actavis. We received a third Paragraph IV certification notice from Actavis contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 9,011,905 and 9,011,906) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of Qsymia. In response to this third notice, we filed a third lawsuit against Actavis. The lawsuits were consolidated into a single suit.

On June 29, 2017, the Company entered into a settlement agreement with Actavis resolving the suit against Actavis.   On July 5, 2017, the U.S. District Court for the District of New Jersey entered an order dismissing the suit.  In accordance with legal requirements, we have submitted the settlement agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review.

We received a Paragraph IV certification notice from Teva Pharmaceutical USA, Inc. and Teva Pharmaceutical Industries, Ltd. (collectively, Teva) contending that eight of our patents listed in the Orange Book for Qsymia (U.S. Patents 7,056,890, 7,533,818, 7,659,256, 7,674,776, 8,580,298, 8,580,299, 8,895,057, and 8,895,058) are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of a generic form of Qsymia. In response to this notice, we filed suit against Teva to defend our patent rights.  We received a second Paragraph IV certification notice from Teva contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 9,011,905 and 9,011,906) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of Qsymia.  In response to this second notice, we filed a second lawsuit against Teva. The lawsuits were consolidated into a single suit.  On September 27, 2016, Dr. Reddy’s Laboratories, S.A. and Dr. Reddy’s Laboratories, Inc., collectively referred to as DRL, were substituted for Teva as defendants in the lawsuit.

On August 28, 2017, the Company entered into a settlement agreement with DRL resolving the suit against DRL. On September 6, 2017, the U.S. District Court for the District of New Jersey entered an order dismissing the suit.  In accordance with legal requirements, we have submitted the settlement agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review.

The settlement agreements with Actavis and DRL resolve all patent litigation brought by VIVUS against generic pharmaceutical companies that have filed ANDAs seeking approval to market generic versions of Qsymia.

The settlement agreement with Actavis will permit Actavis to begin selling a generic version of Qsymia on December 1, 2024, or earlier under certain circumstances. The settlement with DRL will permit DRL to begin selling a generic version of Qsymia on June 1, 2025, or earlier under certain circumstances. It is possible that one or more additional companies may file an ANDA and could receive FDA approval to market a generic version of Qsymia before the entry dates specified in our settlement agreements with Actavis and DRL, including if it is determined that the generic product does not infringe our patents, or that our patents are invalid or unenforceable. Although we intend to vigorously enforce our intellectual property rights relating to Qsymia, in the event there is a future ANDA filer, there can be no assurance that we will prevail in a future defense of our patent rights. If a generic version of Qsymia is introduced, Qsymia would become subject to increased competition and our revenue would be adversely affected.

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

As of September 30, 2017, we have $250.0 million in 4.5% Convertible Senior Notes due May 1, 2020, which we refer to as the Convertible Notes. The Convertible Notes are convertible into approximately 16,826,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 67.3038 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $14.858 per share, subject to adjustment under certain conditions. On October 8, 2015, IEH Biopharma LLC, a subsidiary of Icahn Enterprises L.P., announced that it had received tenders for $170,165,000 of the aggregate principal amount of our Convertible Notes in its previously announced cash tender offer for any and all of the outstanding Convertible Notes. The Convertible Notes are convertible at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. Investors in our common stock will be diluted to the extent the Convertible Notes are converted into shares of our common stock, rather than being settled in cash.

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

At September 30, 2017, we had $236.0 million in cash, cash equivalents and available-for-sale securities. While at September 30, 2017, our excess cash balances were invested in money market, U.S. Treasury securities and corporate debt securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. Treasury securities or corporate debt securities as of September 30, 2017. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

For example, on March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against us and three of our former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114 cv 261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for our success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14 cv 03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs voluntarily dismissed their state court action with prejudice.  Defendants moved to dismiss the federal action and moved to dismiss again after plaintiffs amended their complaint to include additional factual allegations and to add seven new claims under California law.  The court granted the latter motion on June 18, 2015, dismissing the seven California claims with prejudice and dismissing the two federal claims with leave to amend. Plaintiffs filed a Second Amended Complaint on August 17, 2015. Defendants moved to dismiss that complaint as well.  On April 19, 2016, the court granted defendants’ motion to dismiss with prejudice and entered judgment in favor of defendants.  Plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals on May 18, 2016.  Briefing on the appeal has now been completed, and the Ninth Circuit has set the matter for oral argument on November 13, 2017.

We maintain directors’ and officers’ liability insurance that we believe affords coverage for much of the anticipated cost of the remaining Jasin action, subject to the use of our financial resources to pay for our self-insured retention and the policies’ terms and conditions.

We have an accumulated deficit of $833.5 million as of September 30, 2017, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $833.5 million for the period from our inception through September 30, 2017, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

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

On November 8, 2016, our Board of Directors adopted an amendment and restatement of our Preferred Stock Rights Plan, which was originally adopted on March 26, 2007. As amended and restated, the Preferred Stock Rights Plan is designed to protect stockholder value by mitigating the likelihood of an “ownership change” that would result in significant limitations to our ability to use our net operating losses or other tax attributes to offset future income. As amended and restated, the Preferred Stock Rights Plan will continue in effect until November 9, 2019, unless earlier terminated or the rights are earlier exchanged or redeemed by our Board of Directors. We submitted the plan to a vote at the 2017 annual meeting of stockholders, and stockholders ratified the plan at the 2017 annual meeting of stockholders. The Preferred Stock Rights Plan has the effect of causing substantial dilution to a person or group that acquires more than 4.9% of our shares without the approval of our Board of Directors. The existence of the Preferred Stock Rights Plan could limit the price that certain investors might be willing to pay in the future for shares of our common stock and could discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 2017	1,021	$ 1.27	1,021
August 2017	21,495	$ 1.01	21,495
September 2017	1,021	$ 1.00	1,021
Total	23,537	$ 1.02	23,537	21,347

(a)

In the third quarter of 2017, restricted stock unit awards held by certain non-employee directors of the Company vested. These restricted stock units were settled by issuing to each non-employee director shares in the amount due to the director upon vesting, less the portion required to satisfy the estimated income tax liability based on the published stock price at the close of market on the settlement date or the next trading day, which the Company issued to the non-employee director in cash.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes.

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

Date: November 7, 2017	VIVUS, Inc.

/s/ SETH H. Z. FISCHER
Seth H. Z. Fischer
Chief Executive Officer

/s/ MARK K. OKI
Mark K. Oki
Chief Financial Officer and Chief Accounting Officer