Form 10-K
period 2017-12-31
VIVUS INC
filed 2018-03-14
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the common equity held by non‑affiliates of the Registrant as of June 30, 2017, totaled approximately $128,175,791 based on the closing stock price as reported by the NASDAQ Global Select Market.

As of February 28, 2018, there were 106,021,055 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10‑K

Portions of the Registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2017, are incorporated by reference into Part III of this report.

Part III - ITEMS 10, 11, 12, 13, 14

VIVUS, INC.

FISCAL 2017 FORM 10‑K

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

Risks and uncertainties related to Qsymia® (phentermine and topiramate extended release):

•	the timing of initiation and completion of the post-approval clinical studies required as part of the approval of Qsymia by the U.S. Food and Drug Administration, or FDA;
•	the response from FDA to any data and/or information relating to post-approval clinical studies required for Qsymia;
•	our ability to work with FDA to significantly reduce or remove the requirements of the clinical post-approval cardiovascular outcomes trial, or CVOT;
•	the impact of the indicated uses and contraindications contained in the Qsymia label and the Risk Evaluation and Mitigation Strategy, or REMS, requirements;
•	our ability to sell through the Qsymia retail pharmacy network;
•	whether the Qsymia retail pharmacy network will simplify and reduce the prescribing burden for physicians, improve access and reduce waiting times for patients seeking to initiate therapy with Qsymia;
•	that we may be required to provide further analysis of previously submitted clinical trial data;
•

our dialog with the European Medicines Agency, or EMA, relating to the U.S.-based CVOT for Qsymia, and the resubmission of an application for the grant of a marketing authorization to the EMA, the timing of such resubmission, if any, the results of any required CVOT, the assessment by the EMA of the application for marketing authorization, and their agreement with the data from any required CVOT;

•	our or our current or potential partners’ ability to successfully seek and gain approval for Qsymia in other territories outside the U.S. and EU;
•

whether healthcare providers, payors and public policy makers will recognize the significance of the American Medical Association officially recognizing obesity as a disease, or the new American Association of Clinical Endocrinologists guidelines;

•

our, or our current or potential partners’, ability to successfully commercialize Qsymia including risks and uncertainties related to expansion to retail distribution, the broadening of payor reimbursement, the expansion of Qsymia’s primary care presence, and the outcomes of our discussions with pharmaceutical companies and our strategic and franchise-specific pathways for Qsymia;

•

our ability to focus our promotional efforts on health-care providers and on patient education that, along with increased access to Qsymia and ongoing improvements in reimbursement, will result in the accelerated adoption of Qsymia;

•	our ability to ensure that the entire supply chain for Qsymia efficiently and consistently delivers Qsymia to our customers and partners;
•	our ability to accurately forecast Qsymia demand;
•	the number of Qsymia prescriptions dispensed;
•	the impact of promotional programs for Qsymia on our net product revenue and net income (loss) in future periods;

Risks and uncertainties related to STENDRA® (avanafil) or SPEDRA™ (avanafil):

•	our ability to manage the supply chain for STENDRA/SPEDRA for our current or potential collaborators;
•	risks and uncertainties related to the timing, strategy, tactics and success of the launches and commercialization of STENDRA/SPEDRA by our current or potential collaborators;
•

our ability to successfully complete on acceptable terms and on a timely basis, avanafil partnering discussions for territories under our license with Mitsubishi Tanabe Pharma Corporation in which we do not have a commercial collaboration;

•	Sanofi Chimie’s ability to undertake manufacturing of the avanafil active pharmaceutical ingredient and Sanofi Winthrop Industrie’s ability to undertake manufacturing of the avanafil tablets;
•	the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand;

Risks and uncertainties related to our business:

•	our history of losses and variable quarterly results;
•	substantial competition;
•	our ability to minimize expenses that are not essential to expanding the use of STENDRA/SPEDRA and Qsymia or that are not related to product development;
•	risks related to our ability to protect our intellectual property and litigation in which we are involved or may become involved;
•	uncertainties of government or third-party payor reimbursement;
•	our reliance on sole-source suppliers, third parties and our collaborative partners;
•	our ability to successfully develop or acquire a proprietary formulation of tacrolimus as a precursor to initiating our clinical development process;
•	our ability to identify and acquire development and cash flow generating assets;
•

risks related to the failure to obtain or retain federal or state controlled substances registrations and noncompliance with Drug Enforcement Administration, or DEA, or state controlled substances regulations;

•	risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations;
•	our ability to develop a proprietary formulation and to demonstrate through clinical testing the quality, safety, and efficacy of our current and future investigational drug candidates;
•	the timing of initiation and completion of clinical trials and submissions to U.S. and foreign authorities;
•	the results of post-marketing studies are not favorable;
•	compliance with post-marketing regulatory standards, post-marketing obligations or pharmacovigilance rules is not maintained;
•	the volatility and liquidity of the financial markets;
•	our liquidity and capital resources;
•	our expected future revenues, operations and expenditures;
•	potential change in our business strategy to enhance long-term stockholder value;
•	our ability to address or potentially reduce our outstanding debt balances, specifically the $250 million of convertible notes due in 2020:
•	the impact, if any, of changes to our Board of Directors or senior management team; and
•	other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, including those set forth in this filing as “Item 1A. Risk Factors.”

When we refer to “we,” “our,” “us,” the “Company” or “VIVUS” in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

PART I

Item 1.  Business

Overview

VIVUS is a biopharmaceutical company developing and commercializing innovative, next-generation therapies to address unmet medical needs in human health. We have two approved therapies and one product candidate in active clinical development. Qsymia® (phentermine and topiramate extended release) is approved by FDA for chronic weight management. STENDRA® (avanafil) is approved for erectile dysfunction, or ED, by FDA and by the EC under the trade name SPEDRA in the EU. Tacrolimus is in active clinical development for the treatment of patients with pulmonary arterial hypertension, or PAH.

Business Strategy Review

In 2016, we initiated a business strategy review to maximize long-term stockholder value.  The result of this review was for us to focus our efforts in three areas moving forward: (i) build our portfolio of development and cash flow generating assets, (ii) maximize the value of and monetizing our legacy assets (Qsymia and STENDRA/SPEDRA), and (iii) identify opportunities to address our outstanding debt balances. In 2017, we acquired tacrolimus and ascomycin for the treatment of PAH, we licensed Qsymia in South Korea, and we reacquired the rights for SPEDRA in Africa, the Middle East, Turkey, and the Commonwealth of Independent States, or CIS, including Russia. We are continuing our evaluation of alternatives for addressing our outstanding debt, specifically the $250 million of convertible notes due in 2020.

Development Programs

Pulmonary Arterial Hypertension - Tacrolimus

PAH is a chronic, life-threatening disease characterized by elevated blood pressure in the pulmonary arteries, which are the arteries between the heart and lungs, due to pathologic proliferation of epithelial and vascular smooth muscle cells in the lining of these blood vessels and excess vasoconstriction. Pulmonary blood pressure is normally between 8 and 20 mmHg at rest as measured by right heart catheterization. In patients with PAH, the pressure in the pulmonary artery is greater than 25 mmHg at rest or 30 mmHg during physical activity.  These high pressures make it difficult for the heart to pump blood through the lungs to be oxygenated.

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

On January 6, 2017, we entered into a Patent Assignment Agreement with Selten Pharma, Inc., or Selten, whereby we received exclusive, worldwide rights for the development and commercialization of BMPR2 activators for the treatment of PAH and related vascular diseases. As part of the agreement, Selten assigned to us its license to a group of patents owned by the Board of Trustees of the Leland Stanford Junior University, or Stanford, which cover uses of tacrolimus and ascomycin to treat PAH. Under this agreement, we paid Selten an upfront payment of $1.0 million, and we will pay additional milestone payments based on global development status and future sales milestones, as well as tiered royalty payments on future sales of these compounds.  The total potential milestone payments are $39.0 million to Selten. We have assumed full responsibility for the development and commercialization of the licensed compounds for the treatment of PAH and related vascular diseases.

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

Tacrolimus for the treatment of PAH has received Orphan Drug Designation from FDA in the United States and the EMA in the EU. We are focusing on the development of a proprietary oral formulation of tacrolimus to be used in a clinical development program and for commercial use. We anticipate completing the development of our proprietary formulation of tacrolimus, filing an IND with FDA,  and initiating enrollment in a Phase 2 clinical trial during 2018.

Qsymia for Additional Indications

We are currently considering further development of Qsymia for the treatment of various diseases, including (i) obstructive sleep apnea, (ii) diabetes, (iii) nonalcoholic steatohepatitis, or NASH, (iv) nonalcoholic fatty liver disease, or NAFLD, also known as fatty liver disease, (v) hyperlipidemia, or an elevation of lipids, or fats, in the bloodstream, and (vi) hypertension in patients who do not respond well to typical antihypertensive medications. We expect no future development until we have concluded our discussions with FDA regarding our CVOT for Qsymia.

Additional Opportunities

We will continue to evaluate potential in-licensing opportunities to build our portfolio of product and product candidates, with a primary focus in 2018 on cash flow generating assets.

Commercial Products

Qsymia

FDA approved Qsymia in July 2012, as an adjunct to a reduced calorie diet and increased physical activity for chronic weight management in adult obese or overweight patients in the presence of at least one weight related comorbidity, such as hypertension, type 2 diabetes mellitus or high cholesterol, or dyslipidemia. Qsymia incorporates a proprietary formulation combining low doses of the active ingredients from two previously approved drugs, phentermine and topiramate. Although the exact mechanism of action is unknown, Qsymia is believed to suppress appetite and increase satiety, or the feeling of being full, the two main mechanisms that impact eating behavior.

We commercialize Qsymia in the U.S. through a small specialty sales force who promote Qsymia to physicians. Our sales efforts are focused on maintaining a commercial presence with high volume prescribers of anti-obesity products. Our marketing efforts have focused on rolling out unique programs to encourage targeted prescribers to gain more experience with Qsymia with their obese or overweight patient population. We continue to invest in digital media in order to amplify our messaging to information-seeking consumers. The digital messaging encourages those consumers most likely to take action to speak with their physicians about obesity treatment options. We believe our enhanced digital strategies deliver clear and compelling communications to potential patients. We utilize a patient savings plan to further drive Qsymia brand preference at the point of prescription and to encourage long-term use of the brand.

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

In July 2013, we entered into a license and commercialization agreement, or the Menarini License Agreement, with the Menarini Group, through its subsidiary Berlin Chemie AG, or Menarini, under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 countries, including the EU, Australia and New Zealand. Menarini commenced its commercialization launch of the product in the EU in early 2014. As of the date of this filing, SPEDRA is commercially available in 31 countries within the territory granted to Menarini pursuant to the Menarini License Agreement. In addition, Menarini licensed rights directly from MTPC to commercialize avanafil in certain Asian territories. We are entitled to receive potential milestone payments based on certain net sales targets, plus royalties on SPEDRA sales. Menarini will also reimburse us for payments made to cover various obligations to MTPC during the term of the Menarini License Agreement. Menarini obtains SPEDRA exclusively from us.

In September 2016, we entered into a license and commercialization agreement, or the Metuchen License Agreement, and a commercial supply agreement, or the Metuchen Supply Agreement, with Metuchen Pharmaceuticals LLC, or Metuchen. Under the terms of the Metuchen License Agreement, Metuchen received an exclusive license to develop, commercialize and promote STENDRA in the United States, Canada, South America and India, or the Metuchen Territory, effective October 1, 2016. Metuchen will reimburse us for payments made to cover royalty and milestone obligations to MTPC during the term of the Metuchen License Agreement, but will otherwise owe us no future royalties. Metuchen obtains STENDRA exclusively from us.

In December 2013, we entered into a license and commercialization agreement with Sanofi, or the Sanofi License Agreement, under which Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in Africa, the Middle East, Turkey, and the Commonwealth of Independent States, or CIS, including Russia, or the Sanofi Territory. Sanofi was responsible for obtaining regulatory approval in its territories. In March 2017, we and Sanofi entered into the Termination, Rights Reversion and Transition Services Agreement, or the Transition Agreement, effective February 28, 2017. Under the Transition Agreement, effective upon the thirtieth day following February 28, 2017, the Sanofi License Agreement terminated for all countries in the Sanofi Territory. In addition, under the Transition Agreement, Sanofi provided us with certain transition services in support of ongoing regulatory approval efforts while we seek to obtain a new commercial partner or partners for the Sanofi Territory. We pay certain transition service fees to Sanofi as part of the Transition Agreement.

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

Products and Development Programs

Our approved drugs and investigational drug candidates are summarized as follows:

Drug	Indication	Status	Commercial rights
Qsymia	Obesity	United States Commercially available	Worldwide rights available, except for South Korea

EU Marketing Authorization Application, or MAA, denied in 2014

		South Korea Not yet commercially available	South Korea commercial rights licensed to Alvogen

Qsymia	Obstructive Sleep Apnea	Phase 2 study completed	Worldwide rights available
Qsymia	Diabetes	Phase 2 study completed	Worldwide rights available

STENDRA/SPEDRA (avanafil)	Erectile dysfunction	United States Commercially available	Worldwide license from MTPC (excluding certain Asian markets). U.S., Canada, South America and India commercial rights licensed to Metuchen
		EU Commercially available	EU, Australia and New Zealand commercial rights licensed to Menarini Group

Tacrolimus	PAH	Phase 2a study completed IND to be filed in 2018	Worldwide rights available

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

Qsymia was approved with a REMS with a goal of informing prescribers and patients of reproductive potential regarding an increased risk of orofacial clefts in infants exposed to Qsymia during the first trimester of pregnancy, the importance of pregnancy prevention for females of reproductive potential receiving Qsymia and the need to discontinue Qsymia immediately if pregnancy occurs. The Qsymia REMS program includes a medication guide, patient brochure, healthcare provider training, distribution through certified home delivery and retail pharmacies, an implementation system and a time‑table for assessments.

Upon receiving approval to market Qsymia, FDA required that we perform additional studies of Qsymia including a CVOT.  To date, there have been no indications throughout the Qsymia clinical development program nor post-marketing experience of any increase in adverse cardiovascular, or CV, events.  Given this historical information, along with the established safety profiles of phentermine and topiramate, we continue to believe that Qsymia poses no true cardiovascular safety risk. We have held several meetings with FDA to discuss alternative strategies for obtaining CV outcomes data that would be substantially more feasible and that ensure timely collection of data to better inform on the CV safety of Qsymia.  We worked with cardiovascular and epidemiology experts in exploring alternate solutions to demonstrate the long-term cardiovascular safety of Qsymia. After reviewing a summary of Phase 3 data relevant to CV risk and post-marketing safety data, the cardiology experts noted that they believe there was an absence of an overt CV risk signal and indicated that they did not believe a randomized placebo-controlled CVOT would provide additional information regarding the CV risk of Qsymia. The epidemiology experts maintained that a well-conducted retrospective observational study could provide data to further inform on potential CV risk. We worked with the expert group to develop a protocol and conduct a retrospective observational study. We have submitted information from this study to FDA in support of a currently pending supplemental New Drug Application (sNDA) seeking changes to the Qsymia label. Although we and consulted experts believe there is no overt signal for CV risk to justify the CVOT, we are committed to working with FDA to reach a resolution.  There is no assurance, however, that FDA will accept any measures short of those specified in the CVOT to satisfy this requirement.

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

We have granted an exclusive license to Alvogen to commercialize and promote Qsymia for the treatment of obesity in South Korea.

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

STENDRA/SPEDRA for the Treatment of Erectile Dysfunction

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

On January 3, 2017, we granted Hetero a license to manufacture and commercialize the generic version of STENDRA described in its ANDA filing in the United States as of the date that is the later of (a) October 29, 2024, which is 180 days prior to the expiration of the last to expire of the patents-in-suit, or (b) the date that Hetero obtains final approval from FDA of the Hetero ANDA. The settlement agreement provides for a full settlement of all claims that were asserted in the suit.

Tacrolimus for the Treatment of Pulmonary Arterial Hypertension

PAH is a chronic, life-threatening disease characterized by elevated blood pressure in the pulmonary arteries, which are the arteries between the heart and lungs, due to pathologic proliferation of epithelial and vascular smooth muscle cells in the lining of these blood vessels and excess vasoconstriction. Pulmonary blood pressure is normally between 8 and 20 mmHg at rest as measured by right heart catheterization. In patients with PAH, the pressure in the pulmonary artery is greater than 25 mmHg at rest or 30 mmHg during physical activity.  These high pressures make it difficult for the heart to pump blood through the lungs to be oxygenated.

The prevalence of PAH varies among specific populations, but it is estimated at between 15 and 50 cases per million adults.  PAH usually develops between the ages of 20 and 60 but can occur at any age, with a mean age of diagnosis around 45 years.  Idiopathic PAH is the most common type, constituting approximately 40% of the total diagnosed PAH cases, and occurs two to four times more frequently in females.  Risk factors for PAH include a family history of PAH, congenital heart disease, connective tissue disease, portal hypertension, sickle cell disease, thyroid disease, HIV infection, and use of certain drugs and toxins.  PAH patients are classified by the World Health Organization (WHO) as class I, II, III, or IV, with the most impaired patients being class IV.

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

Stanford completed a randomized, double-blind Phase 2a with 23 class I and II PAH patients titrated to target blood levels.  All target blood levels were well tolerated with no drug related serious adverse events, nephrotoxicity or incident diabetes.  In addition, Stanford provided tacrolimus for compassionate use in three class III or IV PAH patients.  The compassionate use demonstrated dramatically reduced rates of hospitalizations and functional class improvements were observed.

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

We have also assumed full responsibility for the development and commercialization of the licensed compounds for the treatment of PAH and related vascular diseases. We paid Selten an upfront payment of $1.0 million, and we will pay additional milestone payments based on global development status and future sales milestones, as well as tiered royalty payments on future sales of these compounds.  The total potential milestone payments are $39.0 million to Selten and $550,000 to Stanford. The majority of the milestone payments to Selten may be paid, at our sole option, either in cash or our common stock, provided that in no event shall the payment of common stock exceed fifty percent of the aggregate amount of such milestone payments.

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

Tacrolimus for the treatment of PAH has received Orphan Drug Designation from FDA in the United States and the European Medicines Agency in the EU. We are currently focusing on the development of a proprietary formulation of tacrolimus to be used in a clinical development program and for commercial use and filing an IND with FDA.

Other Programs

We have licensed and will evaluate opportunities to license from third parties the rights to other investigational drug candidates to treat various diseases and medical conditions. We expect to continue to use our expertise in designing and conducting clinical trials, formulation and investigational drug candidate development to commercialize pharmaceuticals for unmet medical needs or for disease states that are underserved by currently approved drugs. We intend to develop products with a proprietary position or that complement our other products currently under development, although there can be no assurance that any of these investigational product candidates will be successfully developed and approved by regulatory authorities.

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

The results of the pre‑clinical and clinical testing, together with chemistry and manufacturing information, are submitted to FDA in the form of a New Drug Application, or NDA, for a pharmaceutical product in order to obtain approval to commence commercial sales. In responding to an NDA, FDA may grant marketing approvals, may request additional information or further research or studies, or may deny the application if it determines that the application does not satisfy its regulatory approval criteria. FDA approval for a pharmaceutical product may not be granted on a timely basis, if at all. Under the goals and policies agreed to by FDA under the Prescription Drug User Fee Act, or PDUFA, FDA has approximately twelve months in which to complete its initial review of a standard NDA and respond to the applicant, and approximately eight months for a priority NDA. FDA does not always meet its PDUFA goal dates and in certain circumstances, the review process and the PDUFA goal date may be extended. A subsequent application for approval of an additional indication must also be reviewed by FDA under the same criteria as apply to original applications, and may be denied as well. In addition, even if FDA approval is granted, it may not cover all the clinical indications for which approval is sought or may contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. In addition, FDA may require the development and implementation of a REMS to address specific safety issues at the time of approval or after marketing of the product. A REMS may, for instance, restrict distribution and impose burdensome implementation requirements. Our approved product Qsymia is subject to a REMS program.

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

Other Government Regulations

In addition to laws and regulations enforced by FDA, we are also subject to regulation under NIH guidelines as well as under the Controlled Substances Act (CSA) and implementing regulations from the Drug Enforcement Administration (DEA), the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations, as our research and development may involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. As a Schedule IV controlled substance under the CSA, Qsymia is subject to DEA and state regulations relating to controlled substances including prescription procedures and limitations on prescription refills. In addition, the parties who perform our clinical and commercial manufacturing, distribution, dispensing and clinical studies for Qsymia are required to maintain necessary DEA registrations and state licenses. The DEA periodically inspects facilities for compliance with its rules and regulations.

In addition to regulations in the U.S., we or our partners are subject to a variety of foreign regulations governing clinical trials, commercial sales, and distribution of our investigational drug candidates. We or our partners must obtain separate approvals by the comparable regulatory authorities of foreign countries before we or our partners can commence marketing of the product in those countries. For example, in the EU, the conduct of clinical trials is governed by Directive 2001/20/EC which imposes obligations and procedures that are similar to those provided in applicable U.S. laws. The European Union Good Clinical Practice rules, or GCP, and EU Good Laboratory Practice, or GLP, obligations must also be respected during conduct of the trials. Clinical trials must be approved by the competent authorities and the competent Ethics Committees in the EU Member States in which the clinical trials take place. A clinical trial application, or CTA, must be submitted to each EU Member State’s national health authority. Moreover, an application for a positive opinion must be submitted to the competent Ethics Committee prior to commencement of clinical trials of a medicinal product. The competent authorities of the EU Member States in which the clinical trial is conducted must authorize the conduct of the trial and the competent Ethics Committees must grant their positive opinion prior to commencement of a clinical trial in an EU Member State. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

United States Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to in this report as the Affordable Care Act, was adopted in the United States. This law substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacted the pharmaceutical industry. The Affordable Care Act contains a number of provisions that are expected to impact our business and operations. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges, expansion of the 340B program, and fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

The Affordable Care Act made significant changes to the Medicaid Drug Rebate program. Effective March 23, 2010, rebate liability expanded from fee‑for‑service Medicaid utilization to include the utilization of Medicaid managed care organizations as well. With regard to the amount of the rebates owed, the Affordable Care Act increased the minimum Medicaid rebate from 15.1% to 23.1% of the average manufacturer price for most innovator products and from 11% to 13% for non‑innovator products; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount for innovator drugs at 100% of the average manufacturer price. In addition, the Affordable Care Act and subsequent legislation changed the definition of average manufacturer price. The Centers for Medicare and Medicaid Services, or CMS, the federal agency that administers Medicare and the Medicaid Drug Rebate program, issued final regulations that became effective on April 1, 2016 to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. In addition, the Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government beginning in 2011. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $4.1 billion in 2018, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.

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

Moreover, certain legislative changes to and regulatory changes under the Affordable Care Act have occurred in the 115th U.S. Congress and under the Trump Administration. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, beginning in 2019. Additional legislative changes to and regulatory changes under the Affordable Care Act remain possible. We expect that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved.

The Affordable Care Act also expanded the Public Health Service’s 340B drug pricing program. The 340B pricing program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Affordable Care Act expanded the 340B program to include additional types of covered entities: certain free‑standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Affordable Care Act, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The Affordable Care Act also obligates the Secretary of the Department of Health and Human Services to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs.  The Health Resources and Services Administration, or HRSA, the agency that administers the 340B program, recently updated the agreement with participating manufacturers. The Affordable Care Act also obligates the Secretary of the Department of Health and Human Services to create regulations and processes to improve the integrity of the 340B program. On January 5, 2017, HRSA issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The effective date of the regulation has been delayed until July 1, 2018. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

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

Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price and Actual Acquisition Cost. CMS surveys and publishes retail community pharmacy acquisition cost information in the form of National Average Drug Acquisition Cost, or NADAC, files to provide state Medicaid agencies with a basis of comparison for their own reimbursement and pricing methodologies and rates. It is difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products.

We participate in the Medicaid Drug Rebate program, established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with these price reporting and rebate payment options could negatively impact our financial results.

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B drug pricing discount program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low‑income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. Changes to the definition of average manufacturer price and the Medicaid Drug Rebate amount under the Affordable Care Act or otherwise also could affect our 340B ceiling price calculations and negatively impact our results of operations.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts. The Medicaid rebate amount is computed each quarter based on our submission to CMS of our current average manufacturer prices and best prices for the quarter. If we become aware that our reporting for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for a period not to exceed 12 quarters from the quarter in which the data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the ceiling price at which we are required to offer our products to certain covered entities, such as safety-net providers, under the 340B drug pricing program.

We are liable for errors associated with our submission of pricing data. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false average manufacturer price or best price information to the government, we may be liable for civil monetary penalties in the amount of $181,071 per item of false information. Our failure to submit monthly/quarterly average manufacturer price and best price data on a timely basis could result in a civil monetary penalty of $18,107 per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.

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

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and certain federal grantees, we participate in the Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Under this program, we are obligated to make our product available for procurement on an FSS contract and charge a price to four federal agencies—VA, Department of Defense, Public Health Service, and Coast Guard—that is no higher than the statutory Federal Ceiling Price, or FCP. The FCP is based on the non‑federal average manufacturer price, or Non‑FAMP, which we calculate and report to the VA on a quarterly and annual basis. We also participate in the Tricare Retail Pharmacy program, established by Section 703 of the National Defense Authorization Act for FY 2008, and related regulations, under which we pay quarterly rebates on utilization of innovator products that are dispensed to Tricare beneficiaries through Tricare retail network pharmacies. The rebates are calculated as the difference between Annual Non‑FAMP and FCP.

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

The restrictions under applicable federal and state healthcare fraud and abuse and privacy and data security laws and regulations that may affect our ability to operate include, but are not limited to:

•

the federal Anti‑Kickback Statute, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare items or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Liability under the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti‑Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exemption or safe harbor may be subject to scrutiny. We seek to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti‑kickback liability;

•

the federal civil False Claims Act, which imposes civil penalties against individuals and entities for, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. In addition, in recent years the government has pursued civil False Claims Act cases against a number of pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved, and thus non‑reimbursable, uses. More recently, federal enforcement agencies are and have been investigating certain pharmaceutical companies’ product and patient assistance programs, including manufacturer reimbursement support services, relationships with specialty pharmacies, and grants to independent charitable foundations. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non‑government health benefit programs;

•

the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

•

analogous state laws and regulations, such as state anti‑kickback and false claims laws, may apply to items or services reimbursed under Medicaid and other state programs or, in several states, apply regardless of the payor. Some state laws also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to certain health care providers in the states. Other states prohibit providing meals to prescribers or other marketing‑related activities. the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes of conduct. Foreign governments often have similar regulations, which we also will be subject to in those countries where we market and sell products;

•

the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers to engage in extensive tracking of payments and other transfers of value to physicians and teaching hospitals, and to submit such data to Centers for Medicare and Medicaid Services within the U.S. Department of Health and Human Services, or CMS, which will then make all of this data publicly available on the CMS website. Pharmaceutical manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program must submit a report to CMS on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year; and

•

the federal Foreign Corrupt Practices Act of 1977 and other similar anti‑bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti‑bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third‑party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

If our operations are found to be in violation of any of the laws or regulations described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal and administrative penalties, imprisonment, damages, fines, exclusion from government‑funded healthcare programs, like Medicare and Medicaid, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws and regulations, the risks cannot be entirely eliminated. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, data security and fraud laws and regulations may prove costly.

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

Under the Menarini License Agreement, we have received payments of $52.4 million relating to license and milestone payments through December 31, 2017. Additionally, we are entitled to receive potential milestone payments based on certain net sales targets, plus royalties on SPEDRA sales. Menarini will also reimburse us for payments made to cover various obligations to MTPC during the term of the Menarini License Agreement. The Menarini License Agreement will terminate on a country‑by‑country basis in the relevant territories upon the latest to occur of the following: (i) the expiration of the last‑to‑expire valid VIVUS patent covering SPEDRA; (ii) the expiration of data protection covering SPEDRA; or (iii) 10 years after the SPEDRA product launch. In addition, Menarini may terminate the Menarini License Agreement if certain additional regulatory obligations are imposed on SPEDRA, and we may terminate the Menarini License Agreement if Menarini challenges our patents covering SPEDRA or if Menarini commits certain legal violations. Either party may terminate the Menarini License Agreement for the other party’s uncured material breach or bankruptcy.

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

In March 2017, we and Sanofi entered into the Termination, Rights Reversion and Transition Services Agreement, or the Transition Agreement, effective February 28, 2017. Under the Transition Agreement, effective upon the thirtieth day following February 28, 2017, the Sanofi License Agreement terminated for all countries in the Sanofi Territory as a termination by Sanofi for convenience notwithstanding any notice requirements contained in the Sanofi License Agreement. The Commercial Supply Agreement and the Manufacturing and Supply Agreement will continue in effect. In addition, under the Transition Agreement, Sanofi will provide us with certain transition services in support of ongoing regulatory approval efforts while we seek to obtain a new commercial partner or partners for the Sanofi Territory. We will pay certain transition service fees to Sanofi as part of the Transition Agreement.

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

We have also assumed full responsibility for the development and commercialization of the licensed compounds for the treatment of PAH and related vascular diseases. We paid Selten an upfront payment of $1.0 million, and we will pay additional milestone payments based on global development status and future sales milestones, as well as tiered royalty payments on future sales of these compounds.  The total potential milestone payments are $39.0 million to Selten and $550,000 to Stanford. The majority of the milestone payments to Selten may be paid, at our sole option, either in cash or our common stock, provided that in no event shall the payment of common stock exceed fifty percent of the aggregate amount of such milestone payments.

Alvogen Malta Operations (ROW) Ltd

In September 2017, we entered into a license and commercialization agreement, or the Alvogen License Agreement, and a commercial supply agreement, or the Alvogen Supply Agreement, with Alvogen Malta Operations (ROW) Ltd, or Alvogen. Under the terms of the Alvogen License Agreement, Alvogen will be solely responsible for obtaining and maintaining regulatory approvals for all sales and marketing activities for Qsymia in South Korea. We received an upfront payment of $2.5 million in September 2017, which was recorded in license and milestone revenue in the third quarter of 2017, and are eligible to receive additional payments upon Alvogen achieving marketing authorization, commercial launch and reaching a sales milestone for a potential total of $7.5 million. Additionally, we will receive a royalty on Alvogen’s Qsymia net sales in South Korea. Under the Alvogen Supply Agreement, we will supply product to Alvogen.

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

QSYMIA
U.S. Patent No. 7,056,890	Expiring 06/14/2020
U.S. Patent No. 7,553,818	Expiring 06/14/2020
U.S. Patent No. 7,659,256	Expiring 06/14/2020
U.S. Patent No. 7,674,776	Expiring 06/14/2020
U.S. Patent No. 8,802,636	Expiring 06/14/2020
U.S. Patent No. 8,580,299	Expiring 06/14/2029*
U.S. Patent No. 8,895,058	Expiring 06/09/2028
U.S. Patent No. 9,011,905	Expiring 06/09/2028
U.S. Patent Application No. 15/172,448	Pending
U.S. Patent Application No. 15/333,059	Pending
U.S. Patent No. 8,580,298	Expiring 05/15/2029*
U.S. Patent No. 8,895,057	Expiring 06/09/2028
U.S. Patent No. 9,011,906	Expiring 06/09/2028
U.S. Patent Application No. 15/203,601	Pending
U.S. Patent Publication No. 2016/0250180 A1	Pending
Canadian Patent No. 2,377,330	Expiring 06/14/2020
Canadian Patent No. 2,727,313	Expiring 06/09/2029
Canadian Patent No. 2,727,319	Expiring 06/09/2029
STENDRA
U.S. Patent No. 6,656,935	Expiring 04/26/2025
U.S. Patent No. 7,501,409	Expiring 05/05/2023
Canadian Patent No. 2,383,466	Expiring 09/13/2020
ERECTILE DYSFUNCTION
U.S. Patent No. 6,495,154	Expiring 11/21/2020
U.S. Patent No. 6,946,141	Expiring 11/21/2020
Canadian Patent No. 2,305,394	Expiring 10/28/2018
TACROLIMUS
U.S. Patent No. 9,474,745	Expiring 04/30/2032
U.S. Patent Application No. 15/782,153	Pending
PCT/US16/12694	Pending
PCT/US16/30737	Pending
PCT/US16/47148	Pending

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

Catalent Pharma Solutions, LLC, or Catalent, manufactures our clinical and commercial supplies for Qsymia. Catalent has been successful in validating the commercial manufacturing process for Qsymia at a scale that has been able to support the launch of Qsymia in the U.S. market.

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

Marketing and Sales

We commercialize Qsymia in the U.S. primarily through a small specialty sales force, supported by an internal commercial team. Our efforts to expand the appropriate use of Qsymia include scientific publications, participation and presentations at medical conferences, and development and implementation of patient-directed support programs. We have rolled out marketing programs to encourage targeted prescribers to gain more experience with Qsymia. We have increased our investment in digital media in order to amplify our messaging to information-seeking consumers. The digital messaging encourages those consumers most likely to take action to speak with their physicians about obesity treatment options. We believe our enhanced web-based strategies will deliver clear and compelling communications to potential patients. We also provide the Q and Me® Patient Support Program online which supports Qsymia patients make the behavioral changes needed for sustained weight-loss.

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

Qsymia may also face challenges and competition from newly developed generic products. Under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch‑Waxman Act, newly approved drugs and indications may benefit from a statutory period of non‑patent marketing exclusivity. The Hatch‑Waxman Act stimulates competition by providing incentives to generic pharmaceutical manufacturers to introduce non‑infringing forms of patented pharmaceutical products and to challenge patents on branded pharmaceutical products. We received two notifications under paragraph IV of the Hatch-Waxman Act challenging certain of our Qsymia patents, and we filed suit against both challengers. In June 2017, the Company entered into a settlement agreement with Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as Actavis, and in August 2017, the Company entered into a settlement agreement with Dr. Reddy’s Laboratories, S.A. and Dr. Reddy’s Laboratories, Inc., collectively referred to as DRL.  The settlement agreement with Actavis will permit Actavis to begin selling a generic version of Qsymia on December 1, 2024, or earlier under certain circumstances. The settlement with DRL will permit DRL to begin selling a generic version of Qsymia on June 1, 2025, or earlier under certain circumstances. It is possible that one or more additional companies may file an Abbreviated New Drug Application, or ANDA, and could receive FDA approval to market a generic version of Qsymia before the entry dates specified in our settlement agreements with Actavis and DRL. If a generic version of Qsymia is launched, our business will be negatively impacted.

There are also surgical approaches to treat severe obesity that are becoming increasingly accepted. Two of the most well‑established surgical procedures are gastric bypass surgery and adjustable gastric banding, or lap bands. In February 2011, FDA approved the use of a lap band in patients with a BMI of 30 (reduced from 35) with comorbidities. The lowering of the BMI requirement will make more obese patients eligible for these types of bariatric procedures. In addition, other potential approaches that utilize various implantable devices or surgical tools are in development. Some of these approaches are in late‑stage development and may be approved for marketing.

STENDRA for the treatment of ED competes with PDE5 inhibitors in the form of oral medications including Viagra® (sildenafil citrate), marketed by Pfizer, Inc. and now available in generic form; Cialis® (tadalafil), marketed by Eli Lilly and Company; Levitra® (vardenafil), co‑marketed by GlaxoSmithKline plc and Schering‑Plough Corporation in the U.S.; and STAXYN® (vardenafil in an oral disintegrating tablet, or ODT), co‑promoted by GlaxoSmithKline plc and Merck & Co., Inc.

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

Research and Development

We incurred $5.3 million, $5.6 million and $10.1 million in 2017, 2016 and 2015, respectively, in research and development expenses, primarily to support the approval efforts, post‑marketing requirements, and clinical programs for Qsymia and STENDRA/SPEDRA and the development of tacrolimus for pulmonary arterial hypertension.

Employees

As of February 28, 2018, we had 52 employees located at our corporate headquarters in Campbell, California and in the field. None of our current employees are represented by a labor union or are the subject of a collective bargaining agreement. We believe that our relations with our employees are good, and we have never experienced a work stoppage at any of our facilities.

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

Financial Information About Geographic Areas

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

In addition, information regarding our code of ethics and the charters of our Audit, Compensation, Nominating and Governance, and Corporate Development Committees are available free of charge on our website listed above.

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

Risks Relating to our Business

Our success will depend on our ability and that of our current or future collaborators to effectively and profitably commercialize Qsymia®  and STENDRA/SPEDRA.

Our success will depend on our ability and that of our current or future collaborators to effectively and profitably commercialize Qsymia and STENDRA/SPEDRA, which will include our ability to:

•	expand the use of Qsymia through targeted patient and physician education;
•	obtain marketing authorization by the EC for Qsiva™ in the EU;
•	manage our alliances with MTPC, Menarini and Metuchen to help ensure the commercial success of avanafil;
•	manage costs;
•	improve third-party payor coverage, lower out-of-pocket costs to patients with discount programs, and obtain coverage for obesity under Medicare Part D;
•	create market demand for Qsymia through patient and physician education, marketing and sales activities;
•	achieve market acceptance and generate product sales;
•

comply with the post-marketing requirements established by FDA, including Qsymia’s Risk Evaluation and Mitigation Strategy, or REMS, any future changes to the REMS, and any other requirements established by FDA in the future;

•	efficiently conduct the post-marketing studies required by FDA;
•	comply with other healthcare regulatory requirements;
•	comply with state and federal controlled substances requirements;
•	maintain and defend our patents, if challenged;
•

ensure that the active pharmaceutical ingredients, or APIs, for Qsymia and STENDRA/SPEDRA and the finished products are manufactured in sufficient quantities and in compliance with requirements of FDA and DEA and similar foreign regulatory agencies and with an acceptable quality and pricing level in order to meet commercial demand;

•	ensure that the entire supply chain for Qsymia and STENDRA/SPEDRA, from APIs to finished products, efficiently and consistently delivers Qsymia and STENDRA/SPEDRA to customers; and
•	effectively and efficiently manage our sales force and commercial team for the promotion of Qsymia.

If we are unable to successfully commercialize Qsymia and STENDRA/SPEDRA, our ability to generate product sales will be severely limited, which will have a material adverse impact on our business, financial condition, and results of operations.

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
•

establish and effectively manage a supply chain for tacrolimus and future development programs to ensure that the API and the finished products are manufactured in sufficient quantities and in compliance with regulatory requirements and with acceptable quality and pricing in order to meet commercial demand;

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

We depend on our collaboration partners to gain or maintain approval, market, and sell Qsymia and STENDRA/SPEDRA in their respective licensed territories.

We rely on our collaboration partners, including Alvogen, MTPC, Menarini and Metuchen, to successfully commercialize Qsymia and STENDRA/SPEDRA in their respective territories, including obtaining any necessary approvals and we cannot assure you that they will be successful. Our dependence on our collaborative arrangements for the commercialization of Qsymia and STENDRA/SPEDRA, including our license agreements with Alvogen, MTPC, Menarini and Metuchen, subject us to a number of risks, including the following:

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

If any of our collaboration partners fail to successfully commercialize Qsymia or STENDRA/SPEDRA, our business may be negatively affected and we may receive limited or no revenues under our agreements with them.

There have been substantial changes to the Internal Revenue Code, some of which could have an adverse effect on our business.

The Tax Cuts and Jobs Act made substantial changes to the Internal Revenue Code, effective January 1, 2018, some of which could have an adverse effect on our business. In addition to reducing the top corporate income tax rate, changes that could impact our business in the future include (i) eliminating the ability to utilize net operating losses, or NOLs, to reduce income in prior tax years and limiting the utilization of NOLs generated after December 31, 2017 to 80% of future taxable income, which could affect the timing of our ability to utilize NOLs, and (ii) limiting the amount of business interest expenses that can be deducted to 30% of earnings before interest, taxes, depreciation and amortization.

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

If we are unable to enter into agreements with collaborators for the territories that are not covered by our existing commercialization agreements, our ability to commercialize STENDRA/SPEDRA in these territories may be impaired.

We intend to enter into collaborative arrangements or a strategic alliance with one or more pharmaceutical partners or others to commercialize STENDRA/SPEDRA in territories that are not covered by our current commercial collaboration agreements, such as Africa, the Middle East, Turkey, the CIS, Mexico and Central America. We may be unable to enter into agreements with third parties for STENDRA/SPEDRA for these territories on favorable terms or at all, which could delay, impair, or preclude our ability to commercialize STENDRA/SPEDRA in these territories.

Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing our products abroad.

In order to market products in many foreign jurisdictions, we, or our partners, must obtain separate regulatory approvals. Approval by FDA in the U.S. does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. For example, while our drug STENDRA/SPEDRA has been approved in both the U.S. and the EU, our drug Qsymia has been approved in the U.S. but Qsiva (the intended trade name for Qsymia in the EU) was denied a marketing authorization by the EC due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsiva would not have been indicated. We intend to seek approval, either directly or through our collaboration partners, for Qsymia and STENDRA in other territories outside the U.S. and the EU. However, we have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing. Foreign regulatory approvals may not be obtained, by us or our collaboration partners responsible for obtaining approval, on a timely basis, or at all, for any of our products. The failure to receive regulatory approvals in a foreign country would prevent us from marketing and commercializing our products in that country, which could have a material adverse effect on our business, financial condition and results of operations.

We, together with Alvogen, Menarini, Metuchen and any potential future collaborators in certain territories, intend to market Qsymia and STENDRA/SPEDRA outside the U.S., which will subject us to risks related to conducting business internationally.

We, through Alvogen, Menarini, Metuchen and any potential future collaborators in certain territories, intend to manufacture, market, and distribute Qsymia and STENDRA/SPEDRA outside the U.S. We expect that we will be subject to additional risks related to conducting business internationally, including:

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

We have significant inventories on hand and, for the year ended December 31, 2015, we recorded inventory impairment and commitment fees totaling $29.5 million, primarily to write off excess inventory related to Qsymia.

We maintain significant inventories and evaluate these inventories on a periodic basis for potential excess and obsolescence. During the year ended December 31, 2015, we recognized total charges of $29.5 million, primarily for Qsymia inventories on hand in excess of projected demand. The inventory impairment charges were based on our analysis of the then-current Qsymia inventory on hand and remaining shelf life, in relation to our projected demand for the product. The current FDA-approved commercial product shelf life for Qsymia is 36 months. STENDRA is approved in the U.S. and SPEDRA is approved in the EU for 48 months of commercial product shelf life.

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

Our failure to manage and maintain our distribution network for Qsymia or compliance with certain requirements, including requirements of the Qsymia REMS program, could compromise the commercialization of this product.

We rely on Cardinal Health 105, Inc., or Cardinal Health, a third-party distribution and supply-chain management company, to warehouse Qsymia and distribute it to the certified home delivery pharmacies and wholesalers that then distribute Qsymia directly to patients and certified retail pharmacies. Cardinal Health provides billing, collection and returns services. Cardinal Health is our exclusive supplier of distribution logistics services, and accordingly we depend on Cardinal Health to satisfactorily perform its obligations under our agreement with them, including compliance with relevant state and federal laws.

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

We currently do not have supply agreements for topiramate or phentermine, which are the APIs used in Qsymia. We cannot guarantee that we will be successful in entering into supply agreements on reasonable terms or at all or that we or our suppliers will be able to obtain or maintain the necessary regulatory approvals or state and federal controlled substances registrations for current or potential future suppliers in a timely manner or at all.

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

We currently do not have any manufacturing facilities and intend to continue to rely on third parties for the supply of the API and tablets, as well as for the supply of starting materials. However, we cannot be certain that we or our suppliers will be able to obtain or maintain the necessary regulatory approvals or registrations for these suppliers in a timely manner or at all.

Sanofi Chimie manufactures and supplies the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. Sanofi Winthrop Industrie manufactures and supplies the avanafil tablets on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. We have entered into supply agreements with Menarini and Metuchen under which we are obligated to supply them with avanafil tablets. If we are unable to maintain a reliable supply of avanafil API or tablets from Sanofi Chimie and/or Sanofi Winthrop Industrie, we may be unable to satisfy our obligations under these supply agreements in a timely manner or at all, and we may, as a result, be in breach of one or both of these agreements.

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

Qsymia and STENDRA/SPEDRA may not gain market acceptance among physicians, patients, healthcare payors or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from such drugs will depend on a number of factors, including:

•	our ability to expand the use of Qsymia through targeted patient and physician education;
•	our ability to find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience;
•	our ability to obtain marketing authorization by the EC for Qsiva in the EU;

•	contraindications for Qsymia and STENDRA/SPEDRA;
•	competition and timing of market introduction of competitive drugs;
•	quality, safety and efficacy in the approved setting;
•	prevalence and severity of any side effects, including those of the components of our drugs;
•	emergence of previously unknown side effects, including those of the generic components of our drugs;
•	results of any post-approval studies;
•	potential or perceived advantages or disadvantages over alternative treatments, including generics;
•	the relative convenience and ease of administration and dosing schedule;
•	the convenience and ease of purchasing the drug, as perceived by potential patients;
•	strength of sales, marketing and distribution support;
•	price, both in absolute terms and relative to alternative treatments;
•	the effectiveness of our or our current or any future collaborators’ sales and marketing strategies;
•	the effect of current and future healthcare laws;
•	availability of coverage and reimbursement from government and other third-party payors;
•	the level of mandatory discounts required under federal and state healthcare programs and the volume of sales subject to those discounts;
•	recommendations for prescribing physicians to complete certain educational programs for prescribing drugs;
•	the willingness of patients to pay out-of-pocket in the absence of government or third-party coverage; and
•	product labeling, product insert, or new REMS or post-market safety study or trial requirements of FDA or other regulatory authorities.

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

Upon receiving approval to market Qsymia, FDA required that we perform additional studies of Qsymia including a cardiovascular outcome trial, or CVOT.  We estimate the cost of a CVOT as currently designed to be between $180 million and $220 million incurred over a period of approximately five years. We have held several meetings with FDA to discuss alternative strategies for obtaining cardiovascular, or CV, outcomes data that would be substantially more feasible and that ensure timely collection of data to better inform on the CV safety of Qsymia.  In September 2013, we submitted a request to the EMA for Scientific Advice, a procedure similar to the U.S. Special Protocol Assessment process, regarding use of a pre-specified interim analysis from the CVOT to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease. Our request was to allow this interim analysis to support the resubmission of an application for a marketing authorization for Qsiva for treatment of obesity in accordance with the EU centralized marketing authorization procedure. We received feedback in 2014 from the EMA and the various competent authorities of the EU Member States.  We worked with cardiovascular and epidemiology experts in exploring alternate solutions to demonstrate the long-term cardiovascular safety of Qsymia. After reviewing a summary of Phase 3 data relevant to CV risk and post-marketing safety data, the cardiology experts noted that they believe there was an absence of an overt CV risk signal and indicated that they did not believe a randomized placebo-controlled CVOT would provide additional information regarding the CV risk of Qsymia. The epidemiology experts maintained that a well-conducted retrospective observational study could provide data to further inform on potential CV risk. We worked with the expert group to develop a protocol and conduct a retrospective observational study. We have submitted information from this study to FDA in support of a currently pending supplemental New Drug Application (sNDA) seeking changes to the Qsymia label. Although we and consulted experts believe there is no overt signal for CV risk to justify the CVOT, we are committed to working with FDA to reach a resolution.  There is no assurance, however, that FDA will accept any measures short of those specified in the CVOT to satisfy this requirement.

As for the EU, even if FDA were to determine that a CVOT is no longer necessary, there would be no assurance that the EMA would reach the same conclusion. There can be no assurance that we will be successful in obtaining FDA or EMA agreement that we have demonstrated the long-term cardiovascular safety of Qsymia. Furthermore, there can be no assurance that FDA or EMA will not request or require us to provide additional information or undertake additional preclinical studies and clinical trials or retrospective observational studies.

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

On October 4, 2017, we received a letter from The Nasdaq Stock Market, or Nasdaq, indicating that, based upon the closing bid price of our common stock for the preceding 30 consecutive business days, we no longer meet the continued listing requirement of maintaining a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1).  As provided in the Nasdaq rules, we have 180 calendar days, or until April 2, 2018, to regain compliance with the continued listing requirement. In order to regain compliance, the closing bid price of our common stock on The Nasdaq Global Select Market must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period.  If we fail to regain compliance with the continued listing requirement noted above during the applicable compliance period, we may apply for an additional 180-day cure period. If we fail to regain compliance during the additional cure period, our common stock will be subject to delisting by Nasdaq.  If Nasdaq delists our common stock, the delisting could adversely affect the market liquidity of our common stock and the price of our common stock.

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

There are also surgical approaches to treat severe obesity that are becoming increasingly accepted. Two of the most well established surgical procedures are gastric bypass surgery and adjustable gastric banding, or lap bands. In February 2011, FDA approved the use of a lap band in patients with a BMI of 30 (reduced from 35) with comorbidities. The lowering of the BMI requirement will make more obese patients eligible for these types of bariatric procedures. In addition, other potential approaches that utilize various implantable devices or surgical tools are in development. Some of these approaches are in late-stage development and may be approved for marketing.

Qsymia may also face challenges and competition from newly developed generic products. Under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, newly approved drugs and indications may benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act stimulates competition by providing incentives to generic pharmaceutical manufacturers to introduce non-infringing forms of patented pharmaceutical products and to challenge patents on branded pharmaceutical products. We received two notifications under paragraph IV of the Hatch-Waxman Act challenging certain of our Qsymia patents, and we filed suit against both challengers.  In June 2017, the Company entered into a settlement agreement with Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as Actavis, and in August 2017, the Company entered into a settlement agreement with Dr. Reddy’s Laboratories, S.A. and Dr. Reddy’s Laboratories, Inc., collectively referred to as DRL.  The settlement agreement with Actavis will permit Actavis to begin selling a generic version of Qsymia on December 1, 2024, or earlier under certain circumstances. The settlement with DRL will permit DRL to begin selling a generic version of Qsymia on June 1, 2025, or earlier under certain circumstances. It is possible that one or more additional companies may file an Abbreviated New Drug Application, or ANDA, and could receive FDA approval to market a generic version of Qsymia before the entry dates specified in our settlement agreements with Actavis and DRL. If a generic version of Qsymia is launched, this will harm our business. Generic manufacturers pursuing ANDA approval are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on FDA’s finding that the innovator’s product is safe and effective. Additionally, generic drug companies generally do not expend significant sums on sales and marketing activities, instead relying on physicians or payors to substitute the generic form of a drug for the branded form. Thus, generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical or biotechnology companies who have incurred substantial expenses associated with the research and development of the drug product and who must spend significant sums marketing a new drug.

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

For avanafil, Sanofi Chimie manufactures and supplies the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. Sanofi Winthrop Industrie manufactures and supplies the avanafil tablets for STENDRA and SPEDRA on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. Sanofi is responsible for all aspects of manufacture, including obtaining the starting materials for the production of API. If Sanofi is unable to manufacture the API or tablets in sufficient quantities to meet projected demand, future sales could be adversely affected, which in turn could have a detrimental impact on our financial results, our license, commercialization, and supply agreements with our collaboration partners, and our ability to enter into a collaboration agreement for the commercialization in other territories.

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

Our arrangements with third-party payors, patients and customers expose us to broadly applicable federal and state healthcare laws and regulations pertaining to fraud and abuse.  In addition, our operations expose us to privacy and data security laws and regulations. The restrictions under applicable federal and state healthcare laws and regulations, and privacy and data security laws and regulations, that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare items or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Liability under the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exemption or safe harbor may be subject to scrutiny. We seek to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability;

•

the federal civil False Claims Act, which imposes civil penalties against individuals and entities for, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing, or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government.

Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. In addition, in recent years the government has pursued civil False Claims Act cases against a number of pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved, and thus non-reimbursable, uses. More recently, federal enforcement agencies are and have been investigating certain pharmaceutical companies’ product and patient assistance programs, including manufacturer reimbursement support services, relationships with specialty pharmacies, and grants to independent charitable foundations. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;

•

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to items or services reimbursed under Medicaid and other state programs or, in several states, apply regardless of the payor. Some state laws also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to certain health care providers in the states. Other states prohibit providing meals to prescribers or other marketing-related activities. Some states restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs.  Other states and cities require identification or licensing of state representatives. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes of conduct. Foreign governments often have similar regulations, which we also will be subject to in those countries where we market and sell products;

•

the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers to engage in extensive tracking of payments and other transfers of value to physicians and teaching hospitals, and to submit such data to Centers for Medicare and Medicaid Services within the U.S. Department of Health and Human Services, or CMS, which will then make all of this data publicly available on the CMS website. Pharmaceutical manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program must submit a report to CMS on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year; and

•

the federal Foreign Corrupt Practices Act of 1977 and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

If our operations are found to be in violation of any of the laws and regulations described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal and administrative penalties, imprisonment, damages, fines, exclusion from government-funded healthcare programs, like Medicare and Medicaid, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations, or associated adverse publicity, could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws and regulations, the risks cannot be entirely eliminated. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy data, security and fraud laws and regulations may prove costly.

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

In addition, Qsymia is a controlled substance and subject to DEA and state regulations relating to manufacturing, storage, record keeping, reporting, distribution and prescription procedures and requirements related to necessary DEA registrations and state licenses.  The DEA periodically inspects facilities for compliance with its rules and regulations.  Failure to comply with current and future regulations of the DEA, relevant state authorities or any comparable international requirements could lead to a variety of sanctions, including revocation or denial of renewal of DEA registrations, fines, injunctions, or civil or criminal penalties, and could result in, among other things, additional operating costs to us or delays in distribution of Qsymia and could have an adverse effect on our business and financial condition.

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

We participate in the Medicaid Drug Rebate program, established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with these price reporting and rebate payment options could negatively impact our financial results.

The Affordable Care Act made significant changes to the Medicaid Drug Rebate program. Effective in March 2010, rebate liability expanded from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well. With regard to the amount of the rebates owed, the Affordable Care Act increased the minimum Medicaid rebate from 15.1% to 23.1% of the average manufacturer price for most innovator products and from 11% to 13% for non-innovator products; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount for innovator drugs at 100% of the average manufacturer price. In addition, the Affordable Care Act and subsequent legislation changed the definition of average manufacturer price. Finally, the Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government beginning in 2011. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $4.1 billion in 2018, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.

CMS issued final regulations that became effective on April 1, 2016 to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. Moreover, certain legislative changes to and regulatory changes under the Affordable Care Act have occurred in the 115th United States Congress and under the Trump Administration. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the individual mandate, beginning in 2019. Additional legislative changes to and regulatory changes under the Affordable Care Act remain possible. We expect that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will be time consuming, and could have a material adverse effect on our results of operations.

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. Changes to the definition of average manufacturer price and the Medicaid rebate amount under the Affordable Care Act and CMS’s issuance of final regulations implementing those changes also could affect our 340B ceiling price calculations and negatively impact our results of operations.

The Affordable Care Act expanded the 340B program to include additional entity types: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Affordable Care Act, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The Affordable Care Act also obligates the Secretary of the U.S. Department of Health and Human Services, or HHS, to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs.  The Health Resources and Services Administration, or HRSA, the agency that administers the 340B program, recently updated the agreement with participating manufacturers.  The Affordable Care Act also obligates the Secretary of HHS to create regulations and processes to improve the integrity of the 340B program. On January 5, 2017, HRSA issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The effective date of the regulation has been delayed until July 1, 2018. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate.  In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

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

We are liable for errors associated with our submission of pricing data. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false average manufacturer price or best price information to the government, we may be liable for civil monetary penalties in the amount of $181,071 per item of false information. Our failure to submit monthly/quarterly average manufacturer price and best price data on a timely basis could result in a civil monetary penalty of $18,107 per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.

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

If we misstate Non-FAMPs or FCPs, we must restate these figures.  Additionally, pursuant to the VHCA, knowing provision of false information in connection with a Non-FAMP filing can subject us to penalties of $181,071 for each item of false information.   If we overcharge the government in connection with our FSS contract or the Tricare Retail Pharmacy Program, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government.  Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price and Actual Acquisition Cost. CMS, the federal agency that administers Medicare and the Medicaid Drug Rebate program, surveys and publishes retail community pharmacy acquisition cost information in the form of National Average Drug Acquisition Cost, or NADAC, files to provide state Medicaid agencies with a basis of comparison for their own reimbursement and pricing methodologies and rates. It is difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products.

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

•

Effective in January 2011, the Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $4.1 billion in 2018, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.

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

CMS issued final regulations that became effective on April 1, 2016 to implement the changes to the Medicaid Drug Rebate Program under the Affordable Care Act.

There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of government healthcare or third-party reimbursement programs will not have a material adverse effect on us. Healthcare reform is also under consideration in other countries where we intend to market Qsymia. Moreover, certain legislative changes to and regulatory changes under the Affordable Care Act have occurred in the 115th United States Congress and under the Trump Administration. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the individual mandate, beginning in 2019. Additional legislative changes to and regulatory changes under the Affordable Care Act remain possible. We expect that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved.

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

We expect that our existing capital resources combined with future anticipated cash flows will be sufficient to support our operating activities at least through the next twelve months. However, we anticipate that we will be required to obtain additional financing to fund our commercialization efforts, additional clinical studies for approved products, the development of our research and development pipeline and the servicing requirements of our debt. Our future capital requirements will depend upon numerous factors, including:

•	our ability to expand the use of Qsymia through targeted patient and physician education;
•	our ability to obtain marketing authorization by the EC for Qsiva in the EU;
•	our ability to manage costs;
•	the cost required to maintain the REMS program for Qsymia;
•	the cost, timing and outcome of the post-approval clinical studies FDA has required us to perform as part of the approval for Qsymia;
•	our ability, along with our collaboration partners, to successfully commercialize STENDRA/SPEDRA;
•	our ability to successfully commercialize STENDRA/SPEDRA through a third party in other territories in which we do not currently have a commercial collaboration;
•	the progress and costs of our research and development programs;
•	the scope, timing, costs and results of pre-clinical, clinical and retrospective observational studies and trials;
•	the cost of access to electronic records and databases that allow for retrospective observational studies;
•	patient recruitment and enrollment in future clinical trials;
•	the costs involved in seeking regulatory approvals for future drug candidates;
•	the costs involved in filing and pursuing patent applications, defending and enforcing patent claims;
•	the establishment of collaborations, sublicenses and strategic alliances and the related costs, including milestone payments;
•	the cost of manufacturing and commercialization activities and arrangements;
•	the level of resources devoted to our future sales and marketing capabilities;
•	the cost, timing and outcome of litigation, if any;
•	the impact of healthcare reform, if any, imposed by the federal government; and
•	the activities of competitors.

Future capital requirements will also depend on the extent to which we acquire or invest in additional businesses, products and technologies. On January 6, 2017, we entered into a Patent Assignment Agreement with Selten whereby we received exclusive, worldwide rights for the development and commercialization of BMPR2 activators for the treatment of PAH and related vascular diseases. We paid Selten an upfront payment of $1.0 million, and we will pay additional milestone payments based on global development status and future sales milestones, as well as tiered royalty payments on future sales of these compounds.  The total potential milestone payments are $39.6 million.

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

As of December 31, 2017, we have $250.0 million in 4.5% Convertible Senior Notes due May 1, 2020, which we refer to as the Convertible Notes. The Convertible Notes are convertible into approximately 16,826,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 67.3038 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $14.858 per share, subject to adjustment under certain conditions. On October 8, 2015, IEH Biopharma LLC, a subsidiary of Icahn Enterprises L.P., announced that it had received tenders for $170,165,000 of the aggregate principal amount of our Convertible Notes in its previously announced cash tender offer for any and all of the outstanding Convertible Notes. The Convertible Notes are convertible at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. Investors in our common stock will be diluted to the extent the Convertible Notes are converted into shares of our common stock, rather than being settled in cash.

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

At December 31, 2017, we had $226.3 million in cash, cash equivalents and available-for-sale securities. While at December 31, 2017, our excess cash balances were invested in money market, U.S. Treasury securities and corporate debt securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. Treasury securities or corporate debt securities as of December 31, 2017. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

For example, on March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against us and three of our former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114 cv 261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for our success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14 cv 03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs voluntarily dismissed their state court action with prejudice. Defendants moved to dismiss the federal action and moved to dismiss again after plaintiffs amended their complaint to include additional factual allegations and to add seven new claims under California law. The court granted the latter motion on June 18, 2015, dismissing the seven California claims with prejudice and dismissing the two federal claims with leave to amend. Plaintiffs filed a Second Amended Complaint on August 17, 2015. Defendants moved to dismiss that complaint as well. On April 19, 2016, the court granted defendants’ motion to dismiss with prejudice and entered judgment in favor of defendants. Plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals on May 18, 2016. The Ninth Circuit issued a decision on January 16, 2018, affirming the district court’s dismissal of the action. The deadline for Plaintiffs to seek rehearing in the Ninth Circuit has now expired, and unless Plaintiffs elect to file a petition for certiorari in the Supreme Court, the matter is concluded.

We maintain directors’ and officers’ liability insurance that we believe affords coverage for much of the anticipated cost of the remaining Jasin action, subject to the use of our financial resources to pay for our self-insured retention and the policies’ terms and conditions.

We have an accumulated deficit of $843.6 million as of December 31, 2017, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $843.6 million for the period from our inception through December 31, 2017, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income may be limited.

As of December 31, 2017, we had approximately $640.4 million and $276.2 million of net operating loss, or NOL, carryforwards with which to offset our future taxable income for federal and state income tax reporting purposes, respectively. Utilization of our net operating loss and tax credit carryforwards, or tax attributes, may be subject to substantial annual limitations provided by the Internal Revenue Code and similar state provisions to the extent certain ownership changes are deemed to occur. Such an annual limitation could result in the expiration of the tax attributes before utilization. The tax attributes reflected above have not been reduced by any limitations. To the extent it is determined upon completion of the analysis that such limitations do apply, we will adjust the tax attributes accordingly. We face the risk that our ability to use our tax attributes will be substantially restricted if we undergo an “ownership change” as defined in Section 382 of the U.S. Internal Revenue Code, or Section 382. An ownership change under Section 382 would occur if “5-percent shareholders,” within the meaning of Section 382, collectively increased their ownership in the Company by more than 50 percentage points over a rolling three-year period. We have not completed a recent study to assess whether any change of control has occurred or whether there have been multiple changes of control since the Company’s formation, due to the significant complexity and cost associated with the study. We have completed studies through December 31, 2016 and concluded no adjustments were required. If we have experienced a change of control at any time since our formation, our NOL carryforwards and tax credits may not be available, or their utilization could be subject to an annual limitation under Section 382. A full valuation allowance has been provided against our NOL carryforwards, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Accordingly, there would be no impact on the consolidated balance sheet or statement of operations.

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

The market price of our common stock has been volatile and is likely to continue to be so. The market price of our common stock may fluctuate due to factors including, but not limited to:

•	our ability to meet the expectations of investors related to the commercialization of Qsymia and STENDRA;
•	our ability to find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience;
•	our ability to obtain marketing authorization for our products in foreign jurisdictions, including authorization from the EC for Qsiva in the EU;
•	the costs, timing and outcome of post-approval clinical studies which FDA has required us to perform as part of the approval for Qsymia and STENDRA;
•	the cost required to maintain the REMS program for Qsymia;
•	results within the clinical trial programs for Qsymia and STENDRA or other results or decisions affecting the development of our investigational drug candidates;
•	announcements of technological innovations or new products by us or our competitors;
•	approval of, or announcements of, other anti-obesity compounds in development;
•	publication of generic drug combination weight loss data by outside individuals or companies;
•	actual or anticipated fluctuations in our financial results;
•	our ability to obtain needed financing;
•	sales by insiders or major stockholders;
•	economic conditions in the U.S. and abroad;
•	the volatility and liquidity of the financial markets;
•	comments by or changes in assessments of us or financial estimates by security analysts;
•	negative reports by the media or industry analysts on various aspects of our products, our performance and our future operations;
•	the status of the CVOT and our related discussions with FDA;
•	adverse regulatory actions or decisions;
•	any loss of key management;
•	deviations in our operating results from the estimates of securities analysts or other analyst comments;
•	discussions about us or our stock price by the financial and scientific press and in online investor communities;
•	investment activities employed by short sellers of our common stock;
•	developments or disputes concerning patents or other proprietary rights;
•	reports of prescription data by us or from independent third parties for our products;
•	licensing, product, patent or securities litigation; and

•	public concern as to the safety or efficacy of our drugs or future investigational drug candidates developed by us.

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

On November 8, 2016, our Board of Directors adopted an amendment and restatement of our Preferred Stock Rights Plan, which was originally adopted on March 26, 2007. As amended and restated, the Preferred Stock Rights Plan is designed to protect stockholder value by mitigating the likelihood of an “ownership change” that would result in significant limitations to our ability to use our NOLs or other tax attributes to offset future income. As amended and restated, the Preferred Stock Rights Plan will continue in effect until November 9, 2019, unless earlier terminated or the rights are earlier exchanged or redeemed by our Board of Directors. We submitted the plan to a vote at the 2017 annual meeting of stockholders, and stockholders ratified the plan at the 2017 annual meeting of stockholders. The Preferred Stock Rights Plan has the effect of causing substantial dilution to a person or group that acquires more than 4.9% of our shares without the approval of our Board of Directors. The existence of the Preferred Stock Rights Plan could limit the price that certain investors might be willing to pay in the future for shares of our common stock and could discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

In August 2016, we entered into a lease for new principal executive offices, consisting of approximately 13,981 square feet of office space at 900 East Hamilton Avenue, Campbell, California, or the Campbell Lease. The Campbell Lease has an initial term of approximately 58 months, commencing on December 27, 2016, with a beginning annual rental rate of $3.10 per rentable square foot, subject to agreed-upon increases. We received an abatement of the monthly rent for the first four months on the lease term. We have one option to extend the lease term for two years at the fair market rental rate then prevailing as detailed in the Campbell Lease.

In general, our existing facilities are in good condition and adequate for all present and near‑term uses.

For additional information regarding obligations under operating leases, see Note 16: “Commitments” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10‑K.

Item 3.  Legal Proceedings

Shareholder Lawsuit

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114 cv 261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14 cv 03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs voluntarily dismissed their state court action with prejudice.  Defendants moved to dismiss the federal action and moved to dismiss again after plaintiffs amended their complaint to include additional factual allegations and to add seven new claims under California law.  The court granted the latter motion on June 18, 2015, dismissing the seven California claims with prejudice and dismissing the two federal claims with leave to amend. Plaintiffs filed a Second Amended Complaint on August 17, 2015. Defendants moved to dismiss that complaint as well. On April 19, 2016, the court granted defendants’ motion to dismiss with prejudice and entered judgment in favor of defendants. Plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals on May 18, 2016. The Ninth Circuit issued a decision on January 16, 2018, affirming the district court’s dismissal of the action. The deadline for Plaintiffs to seek rehearing in the Ninth Circuit has now expired, and unless Plaintiffs elect to file a petition for certiorari in the

Supreme Court, the matter is concluded. The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to the use of our financial resources to pay for our self-insured retention and the policies’ terms and conditions.

Qsymia ANDA Litigation

On May 7, 2014, the Company received a Paragraph IV certification notice from Actavis Laboratories FL indicating that it filed an abbreviated new drug application, or ANDA, with the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Qsymia and contending that the patents listed for Qsymia in FDA Orange Book at the time the notice was received (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, and 8,580,299) (collectively “patents in suit”) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Qsymia as described in their ANDA. On June 12, 2014, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as Actavis. The lawsuit (Case No. 14 3786 (SRC)(CLW)) was filed on the basis that Actavis’ submission of their ANDA to obtain approval to manufacture, use, sell or offer for sale generic versions of Qsymia prior to the expiration of the patents in suit constitutes infringement of one or more claims of those patents.

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

	Three Months Ended
	March 31	June 30	September 30	December 31
2017
High	$1.30	$1.38	$1.32	$1.01
Low	1.04	0.99	0.86	0.48
2016
High	$1.42	$1.85	$1.32	$1.47
Low	0.92	1.02	0.93	1.03

Stockholders

As of February 28, 2018, there were 106,021,055 shares of outstanding common stock that were held by 2,775 stockholders of record and no outstanding shares of preferred stock. On February 28, 2018, the last reported sales price of our common stock on the NASDAQ Global Select Market was $0.43 per share.

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

Stock Performance Graph

The following graph shows a comparison of total stockholder return for holders of our common stock from December 31, 2012 through December 31, 2017 compared with the NASDAQ Composite Index and the RDG SmallCap Pharmaceutical Index. Total stockholder return assumes $100 invested at the beginning of the period in our common stock, the stock represented in the NASDAQ Composite Index and the stock represented by the RDG SmallCap Pharmaceutical Index, respectively. This graph is presented pursuant to SEC rules. We believe that while total stockholder return can be an important indicator of corporate performance, the stock prices of small cap pharmaceutical stocks like VIVUS are subject to a number of market‑related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy, and the performance of other medical technology stocks.

COMPARISON OF 5‑YEAR CUMULATIVE TOTAL RETURN*

Among VIVUS, Inc., the NASDAQ Composite Index, and the RDG SmallCap Pharmaceutical Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
Vivus, Inc.
NASDAQ Composite
RDG SmallCap Pharmaceutical

*$100 invested on 12/31/2012 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 2017	21,496	$ 0.71	21,496
November 2017	1,021	$ 0.66	1,021
December 2017	1,021	$ 0.53	1,021
Total	23,538	$ 0.70	23,538	9,189

(a)

In the fourth quarter of 2017, restricted stock unit awards held by certain non-employee directors of the Company vested. These restricted stock units were settled by issuing to each non-employee director shares in the amount due to the director upon vesting, less the portion required to satisfy the estimated income tax liability based on the published stock price at the close of market on the settlement date or the next trading day, which the Company issued to the non-employee director in cash.

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

Selected Financial Data

(In thousands, except per share data)

Selected Annual Financial Data

	Year Ended December 31,
	2017	2016	2015	2014	2013
Income Statement Data:
Total revenue	$65,373	$124,258	$95,430	$114,181	$81,082
Total operating expenses	$62,580	$68,573	$155,707	$164,892	$235,696
Income (loss) from operations	$2,793	$55,685	$(60,277)	$(50,711)	$(154,614)
(Loss) income from continuing operations	$(30,511)	$23,302	$(93,107)	$(82,647)	$(174,946)
Net (loss) income	$(30,511)	$23,302	$(93,107)	$(82,647)	$(174,456)
Basic net (loss) income per share—Continuing operations	$(0.29)	$0.22	$(0.90)	$(0.80)	$(1.72)
Diluted net (loss) income per share—Continuing operations	$(0.29)	$0.22	$(0.90)	$(0.80)	$(1.72)
Balance Sheet Data:
Working capital	$224,643	$255,159	$214,143	$301,789	$371,934
Total assets	$264,968	$305,776	$277,202	$366,938	$431,796
Long-term debt	$235,683	$241,318	$231,390	$227,783	$213,106
Accumulated deficit	$(843,565)	$(813,054)	$(836,356)	$(743,249)	$(660,602)
Stockholders’ (deficit) equity	$(9,338)	$18,185	$(7,085)	$82,518	$153,369

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the year ended December 31, 2017, are not necessarily indicative of the results that may be expected for future fiscal years. The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements that are included in Item 8 of Part II of this Form 10‑K.

Overview

VIVUS is a biopharmaceutical company developing and commercializing innovative, next-generation therapies to address unmet medical needs in human health. We have two approved therapies and one product candidate in active clinical development. Qsymia® (phentermine and topiramate extended release) is approved by FDA for chronic weight management.  STENDRA® (avanafil) is approved for erectile dysfunction, or ED, by FDA and by the EC under the trade name SPEDRA in the EU. Tacrolimus is in active clinical development for the treatment of patients with pulmonary arterial hypertension, or PAH.

Business Strategy Review

In 2016, we initiated a business strategy review to maximize long-term stockholder value.  The result of this review was for us to focus our efforts in three areas moving forward: (i) build our portfolio of development and cash flow generating assets, (ii) maximize the value of and monetizing our legacy assets (Qsymia and STENDRA/SPEDRA), and (iii) identify opportunities to address our outstanding debt balances. In 2017, we acquired tacrolimus and ascomycin for the treatment of PAH, we licensed Qsymia in South Korea, and we reacquired the rights for SPEDRA in Africa, the Middle East, Turkey, and the Commonwealth of Independent States, or CIS, including Russia. We are continuing our evaluation of alternatives for addressing our outstanding debt, specifically the $250 million of convertible notes due in 2020.

Development Programs

Pulmonary Arterial Hypertension - Tacrolimus

PAH is a chronic, life-threatening disease characterized by elevated blood pressure in the pulmonary arteries, which are the arteries between the heart and lungs, due to pathologic proliferation of epithelial and vascular smooth muscle cells in the lining of these blood vessels and excess vasoconstriction. Pulmonary blood pressure is normally between 8 and 20 mmHg at rest as measured by right heart catheterization. In patients with PAH, the pressure in the pulmonary artery is greater than 25 mmHg at rest or 30 mmHg during physical activity.  These high pressures make it difficult for the heart to pump blood through the lungs to be oxygenated.

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

On January 6, 2017, we entered into a Patent Assignment Agreement with Selten Pharma, Inc., or Selten, whereby we received exclusive, worldwide rights for the development and commercialization of BMPR2 activators for the treatment of PAH and related vascular diseases. As part of the agreement, Selten assigned to us its license to a group of patents owned by the Board of Trustees of the Leland Stanford Junior University, or Stanford, which cover uses of tacrolimus and ascomycin to treat PAH. Under this agreement, we paid Selten an upfront payment of $1.0 million, and we will pay additional milestone payments based on global development status and future sales milestones, as well as tiered royalty payments on future sales of these compounds.  The total potential milestone payments are $39.0 million to Selten. We have assumed full responsibility for the development and commercialization of the licensed compounds for the treatment of PAH and related vascular diseases.

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

Tacrolimus for the treatment of PAH has received Orphan Drug Designation from FDA in the United States and the European Medicines Agency in the EU. We are focusing on the development of a proprietary oral formulation of tacrolimus to be used in a clinical development program and for commercial use. We anticipate filing an IND with FDA, completing the development of our proprietary formulation of tacrolimus and initiating enrollment in a Phase 2 clinical trial during 2018.

Commercial Products

Qsymia

FDA approved Qsymia in July 2012, as an adjunct to a reduced calorie diet and increased physical activity for chronic weight management in adult obese or overweight patients in the presence of at least one weight related comorbidity, such as hypertension, type 2 diabetes mellitus or high cholesterol, or dyslipidemia. Qsymia incorporates a proprietary formulation combining low doses of the active ingredients from two previously approved drugs, phentermine and topiramate. Although the exact mechanism of action is unknown, Qsymia is believed to suppress appetite and increase satiety, or the feeling of being full, the two main mechanisms that impact eating behavior.

We commercialize Qsymia in the U.S. through a small specialty sales force who promote Qsymia to physicians. Our sales efforts are focused on maintaining a commercial presence with high volume prescribers of anti-obesity products. Our marketing efforts have focused on rolling out unique programs to encourage targeted prescribers to gain more experience with Qsymia with their obese or overweight patient population. We continue to invest in digital media in order to amplify our messaging to information-seeking consumers. The digital messaging encourages those consumers most likely to take action to speak with their physicians about obesity treatment options. We believe our enhanced digital strategies deliver clear and compelling communications to potential patients. We utilize a patient savings plan to further drive Qsymia brand preference at the point of prescription and to encourage long-term use of the brand.

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

In July 2013, we entered into a license and commercialization agreement, or the Menarini License Agreement, with the Menarini Group, through its subsidiary Berlin Chemie AG, or Menarini, under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 countries, including the EU, Australia and New Zealand. Menarini commenced its commercialization launch of the product in the EU in early 2014. As of the date of this filing, SPEDRA is commercially available in 31 countries within the territory granted to Menarini pursuant to its license and commercialization agreement. In addition, Menarini licensed rights directly from MTPC to commercialize avanafil in certain Asian territories. We are entitled to receive potential milestone payments based on certain net sales targets, plus royalties on SPEDRA sales. Menarini will also reimburse us for payments made to cover various obligations to MTPC during the term of the Menarini License Agreement. Menarini obtains SPEDRA exclusively from us.

In September 2016, we entered into a license and commercialization agreement, or the Metuchen License Agreement, and a commercial supply agreement, or the Metuchen Supply Agreement, with Metuchen Pharmaceuticals LLC, or Metuchen. Under the terms of the Metuchen License Agreement, Metuchen received an exclusive license to develop, commercialize and promote STENDRA in the United States, Canada, South America and India, or the Metuchen Territory, effective October 1, 2016. Metuchen will reimburse us for payments made to cover royalty and milestone obligations to MTPC during the term of the Metuchen License Agreement, but will otherwise owe us no future royalties. Metuchen obtains STENDRA exclusively from us.

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

NOL Rights Plan

On November 8, 2016, our Board of Directors approved an amendment and restatement of our stockholder rights plan originally adopted on March 26, 2007. The amended plan was approved by our stockholders at our annual meeting of stockholders held on October 27, 2017 and is designed to protect stockholder value by mitigating the likelihood of an “ownership change” that would result in significant limitations to our ability to use our net operating losses or other tax attributes to offset future income. The amended plan is similar to rights plans adopted by other public companies with significant net operating loss carryforwards.

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

Product Revenue Allowances

We ship units of Qsymia through a distribution network that includes certified retail pharmacies. Qsymia has a 36–month shelf life and we grant rights to our customers to return unsold product six months prior to and up to 12 months after product expiration and issue credits that may be applied against existing or future invoices. Given our limited history of selling Qsymia and the duration of the return period, prior to the first quarter of 2017, we did not have sufficient information to reliably estimate expected returns of Qsymia at the time of shipment, and therefore revenue was recognized when units were dispensed to patients through prescriptions, at which point, the product is not subject to return.

Beginning in the first quarter of 2017, with 48 months of returns experience, we now believe that we have sufficient data and experience from selling Qsymia to reliably estimate expected returns. Therefore, beginning in the first quarter of 2017, we began recognizing revenue from the sales of Qsymia upon shipment and recording a reserve for expected returns at the time of shipment.

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

Other product revenue allowances include reserves for product returns, certain prompt pay discounts and allowances offered to our customers, program rebates and chargebacks. These product revenue allowances are estimated and recognized as a reduction of revenue at the time of product shipment. We also offer discount programs to patients. Calculating these reserves and allowances involves estimates and judgments based on sales or invoice data, contractual terms, utilization rates, new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates or chargebacks. We review the adequacy of product revenue reserves and allowances on a quarterly basis. Amounts accrued for product revenue allowances are adjusted to reflect actual experience and when trends or significant events indicate that adjustment is appropriate.

The following table summarizes the activity in the accounts related to Qsymia product revenue allowances (in thousands):

			Wholesaler/
	Product	Discount	Pharmacy	Cash	Rebates/
	returns	programs	fees	discounts	Chargebacks	Total
Balance at January 1, 2015	$—	$(863)	$(1,004)	$(150)	$(437)	$(2,454)
Current provision related to sales made during current period*	—	(19,044)	(6,958)	(1,934)	(2,706)	(30,642)
Payments	—	18,935	6,802	1,920	2,663	30,320
Balance at December 31, 2015	—	(972)	(1,160)	(164)	(480)	(2,776)
Current provision related to sales made during current period*	—	(18,919)	(7,153)	(1,679)	(871)	(28,622)
Payments	—	18,884	7,033	1,630	1,250	28,797
Balance at December 31, 2016	—	(1,007)	(1,280)	(213)	(101)	(2,601)
Current provision related to sales made during current period*	(9,251)	(20,806)	(6,673)	(1,344)	(1,174)	(39,248)
Payments	1,397	17,429	6,870	1,362	991	28,049
Balance at December 31, 2017	$(7,854)	$(4,384)	$(1,083)	$(195)	$(284)	$(13,800)

*Current provision related to sales made during current period includes $38.7 million, $27.2 million and $28.7 million for product revenue allowances related to revenue recognized during the years ended December 31, 2017, 2016 and 2015, respectively. The remaining amounts for the respective years were recorded on the consolidated balance sheets as deferred revenue at the end of each period.

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

Revenue from Multiple‑Element Arrangements

We account for multiple element arrangements, such as license and commercialization agreements in which a customer may purchase several deliverables, in accordance with ASC Topic 605-25, Revenue Recognition —Multiple Element Arrangements, or ASC 605-25. We evaluate if the deliverables in the arrangement represent separate units of accounting. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have value to its customers on a stand-alone basis. Factors considered in this determination include whether the deliverable is proprietary to us, whether the customer can use the license or other deliverables for their intended purpose without the receipt of the remaining elements, whether the value of the deliverable is dependent on the undelivered items, and whether there are other vendors that can provide the undelivered items. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting.

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

ASC Topic 605-28, Revenue Recognition — Milestone Method or (ASC 605-28), established the milestone method as an acceptable method of revenue recognition for certain contingent, event based payments under research and development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event: (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to us. The determination that a milestone is substantive requires judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is: (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance, and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

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

Our financial instruments include cash equivalents, available for sale securities, accounts receivable, accounts payable, accrued liabilities and debt. Available-for-sale securities are carried at fair value. The carrying value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term nature of these instruments. Debt instruments are initially recorded at face value, with stated interest and amortization of debt issuance discounts and costs recognized as interest expense.

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

Accounts Receivable, Allowances for Doubtful Accounts and Cash Discounts

We extend credit to our customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Amounts that are determined to be uncollectible are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. Historically, we have not had any significant uncollected accounts. We offer cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. We account for the cash discounts by reducing revenue and accounts receivable by the amount of the discounts it expects the customers to take. The accounts receivable are reported in the consolidated balance sheets, net of the allowances for doubtful accounts and cash discounts. There is no allowance for doubtful accounts at December 31, 2017 or 2016.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover its deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of December 31, 2017, it was considered more likely than not that our deferred tax assets would not be realized. However, should there be a change in our ability to recover its deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover its deferred tax assets.

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

RESULTS OF OPERATIONS

Revenues

	Year Ended December 31,
	2017	2016	2015
Net product revenue	$44,983	$48,501	$54,622
License and milestone revenue	7,500	69,400	11,574
Supply revenue	10,407	2,291	26,674
Royalty revenue	2,483	4,066	2,560
Total revenue	$65,373	$124,258	$95,430

Net Qsymia product revenue

Net product revenue for 2016 and 2015 was recognized when units were dispensed to patients through prescriptions. Beginning in the first quarter of 2017, we began recognizing revenue from the sales of Qsymia upon shipment and recording a reserve for expected returns at the time of shipment.  Net product revenue for 2017 includes a one-time adjustment of $7.3 million related to shipments which had previously been deferred. Currently, Qsymia is only approved for sale in the U.S.; therefore, all net product revenue for Qsymia to date has been earned in the U.S.

The following table reconciles gross Qsymia product revenue to net Qsymia product revenue (in thousands):

	Year Ended December 31,
	2017	2016	2015
Gross Qsymia product revenue	$85,044	$73,689	$83,338
Returns & allowances	(9,251)	—	—
Discount programs	(20,129)	(15,994)	(18,441)
Wholesaler/Pharmacy fees	(7,728)	(6,849)	(5,913)
Cash discounts	(1,697)	(1,474)	(1,656)
Rebates/Chargebacks	(1,256)	(871)	(2,706)
Net product revenue	$44,983	$48,501	$54,622

Prescriptions are as follows:

	Year Ended December 31,
	2017	2016	2015
Prescriptions dispensed (in thousands)	395	442	566
Units shipped (in thousands)	441	442	526

Units shipped represent our direct shipments into the sales channel. We expect Qsymia net product revenue in 2018 to remain flat or decrease from 2017 levels due to market conditions.

License and milestone revenue

License and milestone revenue for 2017 consisted of a one-time $5.0 million payment earned for a license to certain clinical data related to phentermine and $2.5 million of license fees earned under the Alvogen License Agreement. License and milestone revenue for 2016 consisted of the $69.4 million earned for the granting of the license under the Metuchen License Agreement. License and milestone revenue for 2015 consisted of $11.6 million in license and milestone revenue with respect to STENDRA/SPEDRA, primarily attributable to the achievement of milestones under the Menarini agreement related to the approval of the Time‑to‑Onset Claim in the EU.

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

Royalty revenue

Royalty revenue was attributable to commercialization agreements with Menarini and Auxilium for which we earn royalties based on a certain percentage of net sales reported by commercialization partners. We record royalty revenue related to STENDRA based on reports provided by our partners.  One of our partners, Auxilium, returned the U.S. and Canadian commercial rights for STENDRA to us on September 30, 2016. Also, on September 30, 2016, we entered into the Metuchen License Agreement and the Metuchen Supply Agreement, providing Metuchen with, among other rights, commercial rights to sell STENDRA/SPEDRA in the U.S., Canada, South America, and India. The Metuchen License Agreement does not include future royalties to us on the sales of STENDRA/SPENDRA in the Metuchen Territory.  Our former partner, Auxilium, was acquired by Endo in January 2015. In April 2015, Endo revised its accounting estimate for its return reserve for STENDRA sold in 2014. As a result, in the first quarter of 2015, we recorded an adjustment of $1.2 million to reduce our royalty revenue. We expect royalty revenue in 2018 to continue approximately at 2017 levels.

Cost of goods sold

	Year Ended December 31,
	2017	2016	2015
Qsymia cost of goods sold	$7,537	$7,523	$8,720
STENDRA/SPEDRA cost of goods sold	9,650	3,079	25,437
Cost of goods sold	$17,187	$10,602	$34,157

Cost of goods sold for Qsymia dispensed to patients includes the inventory costs of API, third‑party contract manufacturing and packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production. Cost of goods sold for STENDRA/SPEDRA shipped to our commercialization partners includes the inventory costs of API and tableting. Cost of goods sold increased overall in 2017 as compared to 2016 due primarily to increased STENDRA/SPEDRA supply revenue. The change in cost of goods sold as a percentage of net product and supply revenue was due to the sales mix between Qsymia and STENDRA/SPEDRA during the periods. The decrease in cost of goods sold in 2016 as compared to 2015 is due primarily to the decrease in both Qsymia product revenue and STENDRA/SPEDRA supply revenue.

Selling, general and administrative

				% Change
	Years Ended December 31,			Increase/(Decrease)
	2017	2016	2015	2017 vs 2016	2016 vs 2015
	(In thousands, except percentages)
Selling and marketing	$16,638	$21,775	$52,988	(24)%	(59)%
General and administrative	23,492	30,604	26,399	(23)%	16%
Total selling, general and administrative expenses	$40,130	$52,379	$79,387	(23)%	(34)%

The decrease in selling and marketing expenses for 2017 compared to 2016 was due primarily to the cost saving efforts to reduce marketing programs and lower promotional activities for Qsymia. The decrease in selling and marketing expenses in 2016 as compared to 2015 was primarily due to the full year impact of cost saving efforts to reduce marketing programs and the reduction in the number of territories from 150 to approximately 50 effective in 2015.

The decrease in general and administrative expenses in 2017 compared to 2016 was primarily due to the results of our continuing efforts to cut costs and lower spending for corporate activities. The increase in general and administrative expenses in 2016 as compared to 2015 was primarily due to higher consultant and legal fees related to our business strategy review, partially offset by the full year impact of corporate restructuring plan begun in July 2015 as well as our continuing efforts to cut costs and lower spending for corporate activities.

We expect selling and marketing expenses in general to remain flat or decrease in 2018 from 2017 as we continue our efforts to commercialize Qsymia in an efficient manner. General and administrative expenses could fluctuate significantly due to the timing of activities within and outcomes of our business strategy review.

Research and development

				% Change
	Years Ended December 31,			Increase/(Decrease)
Drug Indication/Description	2017	2016	2015	2017 vs 2016	2016 vs 2015
	(In thousands, except percentages)
Qsymia for obesity	$31	$1,335	$3,328	(98)%	(60)%
STENDRA for ED	127	147	840	(14)%	(83)%
PAH	2,189	—	—	N/A	N/A
Share-based compensation	345	493	398	(30)%	24%
Overhead costs*	2,571	3,617	5,536	(29)%	(35)%
Total research and development expenses	$5,263	$5,592	$10,102	(6)%	(45)%

*Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

The overall decrease in total research and development expenses in 2017 as compared to 2016 was primarily due to lower overhead costs as a result of our efforts to reduce discretionary spending and reductions in share-based compensation expense, partially offset by increases in spending for the development of tacrolimus for the treatment of PAH. The decrease in total research and development expenses in 2016 as compared to 2015 was due primarily to lower headcount resulting from our corporate restructuring plan begun in July 2015 as well as the timing of studies associated with our post-marketing requirements for STENDRA and Qsymia.

We expect that our research and development expenses will increase in 2018 as we continue to complete our post-marketing requirements for Qsymia, specifically an adolescent safety and efficacy trial, and increase development activities for tacrolimus for the treatment of PAH. In addition, our research and development expenses could increase materially if we begin development of any additional product candidates.

Inventory impairment and other non‑recurring charges

Inventory impairment and other non‑recurring charges consist of (in thousands):

	Years Ended
	December 31,
	2017	2016	2015
Inventory impairment	$—	$—	$29,522
Employee severance and related costs	—	—	2,503
Share-based compensation	—	—	36
Total inventory impairment and other non-recurring expense	$—	$—	$32,061

In 2015, we recorded inventory impairment charges primarily for Qsymia API inventory in excess of expected demand. Also in 2015, we recorded employee severance and related costs and share-based compensation related to the July 2015 corporate restructuring plan, which reduced our workforce by approximately 60 full time equivalents.

Interest and other expense (income)

Interest and other expense (income) consists primarily of interest expense and the amortization of issuance costs from our Convertible Notes and Senior Secured Notes and the amortization of the debt discount on the Convertible Notes. Other expense and income were not significant. We expect interest and other expense (income) for 2018 to remain relatively consistent with the levels from 2017.

Provision for (Benefit from) income taxes

We recorded a net provision for income taxes of $2,000 for the year ended December 31, 2017, as compared to $70,000 for the year ended December 31, 2016, and $3,000 for the year ended December 31, 2015. The tax provisions for all years are the result of certain state tax liabilities.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on our deferred tax assets in the U.S. as of December  31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash.  Cash, cash equivalents and available‑for‑sale securities totaled $226.3 million at December 31, 2017, as compared to $269.5 million at December 31, 2016. The decrease is primarily due to cash used in the funding of our operations, partially offset by cash received for product sales and license and milestone payments. We received payments for license and milestone revenue of $7.5 million, $70.0 million and $11.6 million in 2017, 2016 and 2015, respectively. Since inception, we have financed operations primarily from the issuance of equity, debt and debt‑like securities.

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

Accounts receivable (net of allowance for cash discounts) at December 31, 2017, was $12.2 million, as compared to $9.5 million at December 31, 2016. Currently, we do not have any significant concerns related to accounts receivable or collections. As of February 28, 2018, we had collected 90% of the accounts receivable outstanding at December 31, 2017.

Liabilities.  Total liabilities were $274.3 million at December 31, 2017, compared to $287.6 million at December 31, 2016. The increase in total liabilities was primarily due to timing differences in our various liability accounts.

Summary Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Cash provided by (used for):
Operating activities	$(16,364)	$38,165	$(46,332)
Investing activities	24,012	(40,078)	67,404
Financing activities	(26,039)	(8,699)	(8,851)

Operating Activities.  The decrease in cash from operating activities in 2017 as compared to 2016 was primarily due to the cash received in 2016 from the license agreement with Metuchen in addition to increases in accounts receivable balances, partially offset by increases in accounts payable and accrued liabilities. The increase in cash from operating activities in 2016 as compared to cash used for operating activities in 2015 was primarily due to cash from the license agreements with Metuchen, in addition to decreased spending on inventory, partially offset by increases in accounts receivable.

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

Financing Activities.  Cash used in financing activities for the years ended December 31, 2017, 2016 and 2015 consist primarily of our repayments of $26.1 million, $8.7 million and $9.0 million, respectively, under our Senior Secured Notes.

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs at least for the next twelve months. However, we anticipate that we may require additional funding to pursue development and commercial opportunities, which could come in the form of a license, a co-development agreement, a merger or acquisition or in some other form, or to create a pathway for centralized approval of the marketing authorization application for Qsiva in the EU, conduct post-approval clinical studies for Qsymia, conduct non-clinical and clinical research and development work to support regulatory submissions and applications for our current and future investigational drug candidates, finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, to fund operating expenses and manufacture quantities of our investigational drug candidates and to make payments under our existing license agreements and supply agreements.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2017, excluding amounts already recorded on our consolidated balance sheet as accounts payable or accrued liabilities, and the effect such obligations are expected to have on our liquidity and cash flow in future fiscal years. This table includes our enforceable, non‑cancelable, and legally binding obligations and future commitments as of December 31, 2017. The amounts below do not include contingent milestone payments or royalties, and assume the agreements and commitments will run through the end of terms, as such no early termination fees or penalties are included herein:

	Payments Due by Period
Contractual obligations	Total	2018	2019 - 2021	2022 - 2023	Thereafter
	(in thousands)
Operating leases	$2,798	$737	$2,061	$—	$—
Purchase obligations	18,762	18,762	—	—	—
Notes payable	256,187	6,187	250,000	—	—
Interest payable	29,263	11,763	17,500	—	—
Total contractual obligations	$307,010	$37,449	$269,561	$—	$—

Operating Leases

We have a lease of 13,981 square feet of office space at 900 East Hamilton Avenue, Campbell, California, or the Campbell Lease. The Campbell Lease has an initial term of approximately 58 months, commencing on December 27, 2016, with a beginning annual rental rate of $3.10 per rentable square foot, subject to agreed-upon increases. We received an abatement of the monthly rent for the first four months on the lease term. We have one option to extend the lease term for two years at the fair market rental rate then prevailing as detailed in the Campbell Lease.

Purchase Obligations

Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

The API and the tablets for STENDRA/SPEDRA (avanafil) are currently manufactured by Sanofi. We have minimum purchase commitments with Sanofi to purchase API materials and tablets through 2018. Our minimum purchase commitments with Sanofi totaled approximately $18.8 million as of December 31, 2017. We have no purchase commitments for raw material supplies for Qsymia at December 31, 2017, and have open purchase orders totaling $472,000.

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

We have also assumed full responsibility for the development and commercialization of the licensed compounds for the treatment of PAH and related vascular diseases. We paid Selten an upfront payment of $1.0 million, and we will pay additional milestone payments based on global development status and future sales milestones, as well as tiered royalty payments on future sales of these compounds.  The total potential milestone payments are $39.0 million to Selten and $550,000 to Stanford. The majority of the milestone payments to Selten may be paid, at our sole option, either in cash or our common stock, provided that in no event shall the payment of common stock exceed fifty percent of the aggregate amount of such milestone payments.

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

Market and Interest Rate Risk

Our cash, cash equivalents and available‑for‑sale securities as of December 31, 2017, consisted primarily of money market funds and U.S. Treasury securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset‑backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short‑term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available‑for‑sale securities at December 31, 2017, by approximately $1.3 million. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Item 8.  Financial Statements and Supplementary Data

VIVUS, INC.

1.Index to Consolidated Financial Statements

The following financial statements are filed as part of this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

VIVUS, Inc.

Campbell, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of VIVUS, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ OUM & CO. LLP

San Francisco, California
March 13, 2018
We have served as the Company's auditor since 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

VIVUS, Inc.

Campbell, California

Opinion on Internal Control over Financial Reporting

We have audited VIVUS, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the accompanying index and our report dated March 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ OUM & CO. LLP

San Francisco, California

March 13, 2018

VIVUS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$66,392	$84,783
Available-for-sale securities	159,943	184,736
Accounts receivable, net	12,187	9,478
Inventories	17,712	16,186
Prepaid expenses and other current assets	7,178	8,251
Total current assets	263,412	303,434
Property and equipment, net	542	788
Non-current assets	1,014	1,554
Total assets	$264,968	$305,776
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$10,072	$4,707
Accrued and other liabilities	21,475	15,686
Deferred revenue	2,075	19,174
Current portion of long-term debt	5,147	8,708
Total current liabilities	38,769	48,275
Long-term debt, net of current portion	230,536	232,610
Deferred revenue, net of current portion	4,674	6,449
Non-current accrued and other liabilities	327	257
Total liabilities	274,306	287,591
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock; $.001 par value; 200,000 shares authorized; 105,977 and 104,874 shares issued and outstanding at December 31, 2017 and 2016, respectively	105	105
Additional paid-in capital	834,730	831,750
Accumulated other comprehensive loss	(608)	(616)
Accumulated deficit	(843,565)	(813,054)
Total stockholders’ (deficit) equity	(9,338)	18,185
Total liabilities and stockholders’ (deficit) equity	$264,968	$305,776

See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Net product revenue	$44,983	$48,501	$54,622
License and milestone revenue	7,500	69,400	11,574
Supply revenue	10,407	2,291	26,674
Royalty revenue	2,483	4,066	2,560
Total revenue	65,373	124,258	95,430

Operating expenses:
Cost of goods sold	17,187	10,602	34,157
Selling, general and administrative	40,130	52,379	79,387
Research and development	5,263	5,592	10,102
Inventory impairment and other non-recurring charges	—	—	32,061
Total operating expenses	62,580	68,573	155,707

Income (loss) from operations	2,793	55,685	(60,277)

Interest and other expense:
Interest expense	33,231	32,888	33,317
Other expense (income), net	71	(575)	(490)
Interest expense and other expense, net	33,302	32,313	32,827
(Loss) income before income taxes	(30,509)	23,372	(93,104)
Provision for income taxes	2	70	3
Net (loss) income	$(30,511)	$23,302	$(93,107)

Basic and diluted net (loss) income per share:
Basic net (loss) income per share	$(0.29)	$0.22	$(0.90)
Diluted net (loss) income per share	$(0.29)	$0.22	$(0.90)
Shares used in per share computation:
Basic	105,741	104,385	103,926
Diluted	105,741	104,969	103,926

VIVUS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)  INCOME

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net (loss) income	$(30,511)	$23,302	$(93,107)
Unrealized gain (loss) on securities, net of taxes	8	(355)	(233)
Comprehensive (loss) income	$(30,503)	$22,947	$(93,340)

See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances, January 1, 2015	103,729	$104	$825,691	$(28)	$(743,249)	$82,518
Sale of common stock through employee stock purchase plan	77	—	147	—	—	147
Vesting of restricted stock units	249	—	—	—	—	—
Share-based compensation expense	—	—	3,590	—	—	3,590
Net unrealized loss on securities	—	—	—	(233)	—	(233)
Net loss	—	—	—	—	(93,107)	(93,107)
Balances, December 31, 2015	104,055	104	829,428	(261)	(836,356)	(7,085)
Sale of common stock through employee stock purchase plan	41	—	39	—	—	39
Vesting of restricted stock units	778	1	(1)	—	—	—
Share-based compensation expense	—	—	2,284	—	—	2,284
Net unrealized loss on securities	—	—	—	(355)	—	(355)
Net income	—	—	—	—	23,302	23,302
Balances, December 31, 2016	104,874	105	831,750	(616)	(813,054)	18,185
Sale of common stock through employee stock purchase plan	51	—	38	—	—	38
Vesting of restricted stock units	1,052	—	—	—	—	—
Share-based compensation expense	—	—	2,942	—	—	2,942
Net unrealized loss on securities	—	—	—	8	—	8
Net loss	—	—	—	—	(30,511)	(30,511)
Balances, December 31, 2017	105,977	$105	$834,730	$(608)	$(843,565)	$(9,338)

See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(30,511)	$23,302	$(93,107)
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	811	1,080	1,387
Amortization of debt issuance costs and discounts	20,442	18,666	17,174
Amortization of discount or premium on available-for-sale securities	768	944	2,282
Share-based compensation expense	2,942	2,284	3,590
Loss on disposal of property and equipment	—	342	—
Inventory impairment charge	—	—	29,522
Changes in assets and liabilities:
Accounts receivable	(2,709)	(481)	2,598
Inventories	(1,526)	(2,584)	(8,487)
Prepaid expenses and other assets	1,069	1,516	2,639
Accounts payable	5,365	(2,353)	(3,370)
Accrued and other liabilities	5,859	(1,524)	(889)
Deferred revenue	(18,874)	(3,027)	329
Net cash (used for) provided by operating activities	(16,364)	38,165	(46,332)
Cash flows from investing activities:
Property and equipment purchases	(21)	(211)	(310)
Purchases of available-for-sale securities	(31,097)	(135,997)	(213,536)
Proceeds from maturity of available-for-sale securities	37,470	60,050	281,250
Proceeds from sales of available-for-sale securities	17,660	36,080	—
Net cash provided by (used for) investing activities	24,012	(40,078)	67,404
Cash flows from financing activities:
Repayments of notes payable	(26,077)	(8,738)	(8,998)
Sale of common stock through employee stock purchase plan	38	39	147
Net cash used for financing activities	(26,039)	(8,699)	(8,851)
Net (decrease) increase in cash and cash equivalents	(18,391)	(10,612)	12,221
Cash and cash equivalents:
Beginning of year	84,783	95,395	83,174
End of period	$66,392	$84,783	$95,395
Supplemental cash flow disclosure:
Interest paid	$15,350	$15,368	$18,756
Income taxes paid	$47	$59	$58
Non-cash investing activities:
Unrealized gain (loss) on securities	$8	$(355)	$(233)

See accompanying notes to consolidated financial statements.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Significant Accounting Policies

Business

VIVUS is a biopharmaceutical company developing and commercializing innovative, next-generation therapies to address unmet medical needs in human health. The Company has two approved therapies and one product candidate in active clinical development. Qsymia® (phentermine and topiramate extended release) is approved by FDA for chronic weight management. STENDRA® (avanafil) is approved by FDA for erectile dysfunction, or ED, and by the European Commission, or EC, under the trade name SPEDRA, for the treatment of ED in the EU. Tacrolimus is in clinical development for the treatment of patients with Pulmonary Arterial Hypertension, or PAH.

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

At December 31, 2017, the Company’s accumulated deficit was approximately $843.6 million. Based on current plans, management expects to incur further losses for the foreseeable future. Management believes that the Company’s existing capital resources combined with anticipated future cash flows will be sufficient to support its operating needs at least for the next twelve months. However, the Company anticipates that it may require additional funding to find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience, create a pathway for centralized approval of the marketing authorization application for Qsiva in the EU, conduct post-approval clinical studies for Qsymia, conduct non-clinical and clinical research and development work to support regulatory submissions and applications for our current and future investigational drug candidates, finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, to fund operating expenses, establish additional or new manufacturing and marketing capabilities, and manufacture quantities of its drugs and investigational drug candidates and to make payments under its existing license agreements and supply agreements.

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

Management has evaluated all events and transactions that occurred after December 31, 2017, through the date these consolidated financial statements were filed. There were no events or transactions occurring during this period that require recognition or disclosure in these consolidated financial statements. The Company operates in a single segment, the development and commercialization of novel therapeutic products.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. At December 31, 2017 and 2016, all cash equivalents were invested in money market funds or U.S. Treasury securities. These investments are recorded at fair value (see Note 2).

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

Accounts Receivable, Allowances for Doubtful Accounts and Cash Discounts

The Company extends credit to its customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Amounts that are determined to be uncollectible are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. Historically, the Company has not had any significant uncollected accounts. The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. The Company accounts for the cash discounts by reducing revenue and accounts receivable by the amount of the discounts it expects the customers to take. The accounts receivable are reported in the consolidated balance sheets, net of the allowances for doubtful accounts and cash discounts. There is no allowance for doubtful accounts at December 31, 2017 or 2016. The allowance for cash discounts is $195,000 and $213,000 at December 31, 2017 and 2016, respectively.

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

In accordance with this change in accounting estimate, in the first quarter of 2017 the Company recognized a one-time adjustment relating to products that had been previously shipped, consisting of $17.9 million of gross revenues, adjusted for an expected returns reserve of $5.7 million and estimated gross-to-net charges of $4.9 million, for a net impact of $7.3 million in revenues. The Company also recorded increased cost of goods sold of $0.6 million and marketing expense of $0.7 million associated with the change in accounting estimate. The increase in net product revenue resulted in a decrease in net loss of $6.0 million or $0.06 per share for 2017.

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

Cost of Goods Sold

Cost of goods sold for units shipped to customers includes the inventory costs of API, third‑party contract manufacturing costs, packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production. Specifically, cost of goods sold for Qsymia dispensed to patients includes the inventory costs of the API, third‑party contract manufacturing and packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production; cost of goods sold for STENDRA shipped to partners includes the inventory costs of purchased tablets, freight, shipping and handling costs. The cost of goods sold associated with deferred revenue on Qsymia and STENDRA product shipments is recorded as deferred costs, which are included in inventories in the consolidated balance sheets, until such time as the deferred revenue is recognized.

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

Advertising Expenses

Advertising expenses are expensed as incurred. The Company incurred advertising and sales promotion costs related to its marketing of Qsymia of $3.2 million, $3.9 million and $12.6 million in 2017, 2016 and 2015, respectively.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that the Company will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. As a result of the Company’s analysis of all available evidence, both positive and negative, as of December 31, 2017, it was considered more likely than not that the Company’s deferred tax assets would not be realized. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which the Company determines that it is more likely than not that it will recover its deferred tax assets.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes.

FASB ASC topic 740, Income Taxes, or ASC 740, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. ASC 740‑10 utilizes a two‑step approach for evaluating uncertain tax positions. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The Company also recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. As of December 31, 2017, the Company does not have any unrecognized tax positions.

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

	2017	2016	2015
Net income (loss)	$(30,511)	$23,302	$(93,107)
Basic:
Weighted-average shares outstanding	105,741	104,385	103,926
Basic net income (loss) per share	$(0.29)	$0.22	$(0.90)
Diluted:
Weighted-average shares outstanding used in basic calculation	105,741	104,385	103,926
Dilutive potential shares	—	584	—
Weighted-average shares outstanding used in diluted calculation	105,741	104,969	103,926
Diluted net income (loss) per share	$(0.29)	$0.22	$(0.90)

For the years ended December 31, 2017, 2016, and 2015, potentially dilutive outstanding stock options and RSUs of 13,499,000,  10,122,000 and 7,167,000, respectively, were not included in the computation of diluted net loss per share because the effect would have been anti‑dilutive.

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

Recent Accounting Pronouncements Not Yet Adopted

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

Note 2. Cash, Cash Equivalents and Available‑for‑Sale Securities

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type consist of the following (in thousands):

	As of December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$66,392	$—	$—	$66,392
U.S. Treasury securities	21,070	1	(139)	20,932
Corporate debt securities	139,481	16	(486)	139,011
Total	226,943	17	(625)	226,335
Less amounts classified as cash and cash equivalents	(66,392)	—	—	(66,392)
Total available-for-sale securities	$160,551	$17	$(625)	$159,943

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$84,783	$—	$—	$84,783
U.S. Treasury securities	24,780	7	(110)	24,677
Corporate debt securities	160,571	52	(564)	160,059
Total	270,134	59	(674)	269,519
Less amounts classified as cash and cash equivalents	(84,783)	—	—	(84,783)
Total available-for-sale securities	$185,351	$59	$(674)	$184,736

As of December 31, 2017, the Company’s available‑for‑sale securities have original contractual maturities up to 67 months. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company may sell securities prior to their stated maturities. As these securities are viewed by the Company as available to support current operations, securities with maturities beyond 12 months are classified as current assets. Due to their short‑term maturities, the Company believes that the fair value of its bank deposits, accounts payable and accrued expenses approximate their carrying value.

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

The following table represents the fair value hierarchy for our cash equivalents and available-for-sale securities by major security type (in thousands):

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$66,392	$—	$—	$66,392
U.S. Treasury securities	20,932	—	—	20,932
Corporate debt securities	—	139,011	—	139,011
Total	$87,324	$139,011	$—	$226,335

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$84,783	$—	$—	$84,783
U.S. Treasury securities	24,677			24,677
Corporate debt securities	—	160,059	—	160,059
Total	$109,460	$160,059	$—	$269,519

Note 3. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	Balance as of
	December 31,	December 31,
	2017	2016
Qsymia	$10,400	$8,982
STENDRA/SPEDRA	1,982	709
	12,382	9,691
Qsymia allowance for cash discounts	(195)	(213)
Net	$12,187	$9,478

There was no allowance for doubtful accounts at December 31, 2017 or 2016.

Note 4. Inventories

Inventories consist of the following (in thousands):

	Balance as of
	December 31,	December 31,
	2017	2016
Raw materials	$13,663	$9,412
Work-in-process	2,264	2,984
Finished goods	1,785	3,110
Deferred costs	—	680
Inventories	$17,712	$16,186

Raw materials inventories consist primarily of the active pharmaceutical ingredients, or API, for Qsymia and STENDRA/SPEDRA.

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	Balance as of
	December 31,	December 31,
	2017	2016
Prepaid sales and marketing expenses	$1,538	$1,767
Prepaid insurance	1,124	1,182
Other prepaid expenses and assets	4,516	5,302
Total	$7,178	$8,251

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

Note 6. Property and Equipment

Property and equipment consist of the following (in thousands):

	Balance as of
	December 31,	December 31,
	2017	2016
Computers and software	$1,965	$1,965
Furniture and fixtures	185	516
Manufacturing equipment	213	213
Leasehold improvements	513	492
	2,876	3,186
Accumulated depreciation	(2,334)	(2,398)
Property and equipment, net	$542	$788

Note 7. Non‑Current Assets

Non-current assets primarily consist of patent acquisition and assignment costs (see Note 10).

Note 8. Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	Balance as of
	December 31,	December 31,
	2017	2016
Accrued employee compensation and benefits	$3,642	$3,014
Reserve for product returns	7,854	—
Product-related accruals	5,751	671
Accrued interest on debt (see Note 13)	410	1,509
Accrued manufacturing costs	1,238	6,835
Accrued non-recurring charges (see Note 10)	—	5
Other accrued liabilities	2,580	3,652
Total	$21,475	$15,686

The amounts included in other accrued liabilities consist of obligations primarily related to sales, marketing, research, clinical development, corporate activities, the STENDRA license and royalties.

Note 9. Non‑Current Accrued and Other Liabilities

Non‑current accrued and other liabilities were $0.3 million and $0.3 million at December 31, 2017 and 2016, respectively, and were primarily comprised of deferred rent and costs associated with the exit of certain operating leases and security deposits relating to the sublease agreements (see Note 10).

Note 10. Inventory Impairment and Other Non-Recurring Charges

Inventory impairment and other non-recurring charges consist of the following (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Inventory impairment (see Note 4)	$—	$—	$29,522
Employee severance and related costs	—	—	2,503
Share-based compensation (see Note 15)	—	—	36
Total inventory impairment and other non-recurring expense	$—	$—	$32,061

As discussed in Note 1, in 2015 the Company recorded inventory impairment charges primarily for Qsymia API inventory in excess of expected demand. In 2014, the Company recorded inventory impairment charges for finished goods and certain non-API raw materials on hand in excess of demand.

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

The following table sets forth activity for the cost reduction plans (in thousands):

Severance
obligations
Balance of accrued costs at December 31, 2014	$3,280
Charges	2,474
Payments	(5,344)
Balance of accrued costs at December 31, 2015	410
Charges	—
Reclassifications	(268)
Payments	(137)
Balance of accrued costs at December 31, 2016	5
Charges	—
Reclassifications	—
Payments	(5)
Balance of accrued costs at December 31, 2017	$—

Note 11. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	Balance as of
	December 31,	December 31,
	2017	2016
Qsymia deferred revenue - current	$—	$17,558
STENDRA deferred revenue - current	2,075	1,616
Deferred revenue - current	$2,075	$19,174

STENDRA deferred revenue - non-current	$4,674	$6,449

Qsymia deferred revenue consists of product shipped to the Company’s wholesalers, certified retail pharmacies and certified home delivery pharmacy services networks, but not yet dispensed to patients through prescriptions, net of prompt payment discounts. Beginning in the first quarter of 2017, the Company began recognizing product revenue from the sales of Qsymia upon shipment. SPEDRA deferred revenue relates to a prepayment for future royalties on sales of SPEDRA.

Note 12. License, Commercialization and Supply Agreements

MTPC

In January 2001, the Company entered into an exclusive development, license and clinical trial and commercial supply agreement with Tanabe Seiyaku Co., Ltd., now Mitsubishi Tanabe Pharma Corporation, or MTPC, for the development and commercialization of avanafil. Under the terms of the agreement, MTPC agreed to grant an exclusive license to the Company for products containing avanafil outside of Japan, North Korea, South Korea, China, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Vietnam and the Philippines. The Company agreed to grant MTPC an exclusive, royalty free license within those countries for oral products that we develop containing avanafil. The MTPC agreement contains a number of milestone payments to be made by us based on various triggering events. The term of the MTPC agreement is based on a country by country and on a product by product basis. In August 2012, the Company entered into an amendment to the agreement with MTPC that permitted the Company to manufacture the active pharmaceutical ingredient, or API, and tablets for STENDRA by itself or through third parties. In 2015, the Company transferred the manufacturing of the API and tablets for STENDRA to Sanofi. The Company maintains royalty obligations to MTPC which have been passed through to our commercialization partners.

Menarini

In July 2013, the Company entered into a license and commercialization agreement, or the Menarini License Agreement, and a supply agreement, or the Menarini Supply Agreement, with the Menarini Group through its subsidiary Berlin Chemie AG, or Menarini. Under the terms of the Menarini License Agreement, Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 countries, including the EU, plus Australia and New Zealand. Additionally, the Company transferred to Menarini ownership of the marketing authorization for SPEDRA in the EU for the treatment of ED, which was granted by the EC in June 2013. Under the Menarini License Agreement, the Company has and is entitled to receive potential milestone payments based on certain net sales targets, plus royalties on SPEDRA sales. Under the terms of the Menarini Supply Agreement, the Company will supply Menarini with STENDRA drug product until December 31, 2018. Menarini also has the right to manufacture STENDRA independently, provided that it continues to satisfy certain minimum purchase obligations to the Company. Following the expiration of the Menarini Supply Agreement, Menarini will be responsible for its own supply of STENDRA. Either party may terminate the Menarini Supply Agreement for the other party’s uncured material breach or bankruptcy, or upon the termination of the Menarini License Agreement.

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

On March 23, 2017, the Company and Sanofi entered into the Termination, Rights Reversion and Transition Services Agreement, or the Transition Agreement, effective February 28, 2017. Under the Transition Agreement, effective upon the thirtieth (30th) day following February 28, 2017, the Sanofi License Agreement terminated for all countries in the Sanofi territory. In addition, under the Transition Agreement, Sanofi will provide the Company with certain transition services in support of ongoing regulatory approval efforts while the Company seeks to obtain a new commercial partner or partners for the Sanofi territory. The Company will pay certain transition service fees to Sanofi as part of the Transition Agreement.

Metuchen

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

Alvogen

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

Note 13. Long‑Term Debt

Convertible Senior Notes Due 2020

In May 2013, the Company closed offerings of $250.0 million in 4.5% Convertible Senior Notes due May 2020, or the Convertible Notes. The Convertible Notes are governed by an indenture, dated May 2013 between the Company and Deutsche Bank National Trust Company, as trustee. Total net proceeds from the Convertible Notes were approximately $241.8 million. The Convertible Notes are convertible at a conversion rate of approximately $14.86 per share at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. On or after November 1, 2019, holders may convert all or any portion of their Convertible Notes at any time at their option at the conversion rate then in effect, regardless of these conditions. Subject to certain limitations, the Company will settle conversions of the Convertible Notes by paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of our common stock, at the Company’s election. Interest payments are made quarterly.

For the year ended December 31, 2017, total interest expense related to the Convertible Notes was $32.6 million, including amortization of $19.3 million of the debt discount and $1,023,000 of deferred financing costs. For the year ended December 31, 2016, total interest expense related to the Convertible Notes was $29.8 million, including amortization of $17.5 million of the debt discount and $929,000 of deferred financing costs. For the year ended December 31, 2015, total interest expense related to the Convertible Notes was $27.2 million, including amortization of $16.0 million of the debt discount and $848,000 of deferred financing costs.

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

For the year ended December 31, 2017, the interest expense related to the Senior Secured Notes was $3.2 million, including amortization of deferred financing costs amounting to $153,000. For the year ended December 31, 2016, the interest expense related to the Senior Secured Notes was $4.6 million, including amortization of deferred financing costs amounting to $235,000. For the year ended December 31, 2015, the interest expense related to the Senior Secured Notes was $6.3 million, including amortization of deferred financing costs amounting to $393,000.

The following table summarizes information on the debt (in thousands):

December 31,
2017
Convertible Senior Notes due 2020	$250,000
Senior Secured Notes due 2018	6,187
256,187
Less: Debt issuance costs	(1,040)
Less: Discount on convertible senior notes	(19,464)
235,683
Less: Current portion	(5,147)
Long-term debt, net of current portion	$230,536

Future estimated payments as of December 31, 2017 are as follows:

2018	$17,950
2019	11,250
2020	256,250
Total	285,450
Less: Interest portion	(29,263)
Senior Secured Notes	$256,187

Note 14. Stockholders’ Equity

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock. As of December 31, 2017 and 2016, there were 105,977,000 and 104,874,000 shares, respectively, issued and outstanding.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of undesignated preferred stock with a par value of $1.00 per share. As of December 31, 2017 and 2016, there were no preferred shares issued or outstanding. The Company may issue shares of preferred stock in the future, without stockholder approval, upon such terms as the Company’s management and Board of Directors may determine.

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

The 2010 Plan’s original share reserve was 8,400,000 shares, plus any shares reserved but not issued pursuant to awards under the 2001 Plan as of the date of stockholder approval, or 99,975 shares, plus any shares subject to outstanding awards under the 2001 Plan that expire or otherwise terminate without having been exercised in full, or are forfeited to or repurchased by the Company, up to a maximum of 8,111,273 shares (which was the number of shares subject to outstanding options under the 2001 Plan as of March 11, 2010). In September 2014, November 2016 and October 2017, the Company’s stockholders approved increases to the total number of shares reserved under the 2010 Plan by 5,950,000,  5,000,000 and 7,000,000 shares, respectively, for a total of 26,350,000 shares.

Restricted Stock Units

Beginning in 2012, the Company began issuing restricted stock units under the 2010 Plan on a limited basis. A summary of restricted stock unit award activity under the 2010 Plan is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Restricted stock units outstanding January 1, 2015	333,500	$8.17
Granted	1,954,000	1.85
Vested	(248,688)	2.73
Forfeited	(628,937)	7.99
Restricted stock units outstanding, December 31, 2015	1,409,875	1.87
Granted	562,500	1.43
Vested	(1,359,829)	1.68
Forfeited	(70,789)	1.95
Restricted stock units outstanding December 31, 2016	541,757	1.91
Granted	450,000	1.17
Vested	(621,851)	1.48
Forfeited	(78,366)	1.50
Restricted stock units outstanding, December 31, 2017	291,540	$1.78

Stock Options

A summary of stock option award activity under these plans is as follows:

	Years Ended December 31,
	2017		2016		2015
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	9,568,143	$4.62	5,722,105	$7.97	5,956,459	$12.09
Granted	5,184,800	$1.06	4,980,835	$1.06	3,499,200	$2.46
Exercised	—	$—	—	$—	—	$—
Cancelled	(506,201)	$2.17	(1,134,797)	$5.89	(3,733,554)	$9.38
Options outstanding at end of year	14,246,742	$3.41	9,568,143	$4.62	5,722,105	$7.97
Options exercisable at end of year	6,479,390	$6.10	3,740,459	$9.62	3,042,888	$11.48
Weighted average grant-date fair value of options granted during the year		$0.50		$0.55		$1.44

At December 31, 2017, stock options were outstanding and exercisable as follows:

			Options Outstanding				Options Exercisable
				Weighted-
			Number	Average		Weighted-	Number	Weighted-
			Outstanding at	Remaining		Average	Exercisable	Average
			December 31,	Contractual		Exercise	December 31,	Exercise
Range of Exercise Prices			2017	Life		Price	2017	Price
$0.70	—	$1.00	763,000	6.81	years	$0.71	125,000	$0.70
$1.06	—	$1.06	4,495,050	5.07	years	$1.06	2,171,851	$1.06
$1.12	—	$1.12	4,117,100	6.07	years	$1.12	—	$—
$1.15	—	$25.74	4,871,592	3.72	years	$7.94	4,182,539	$8.88
$1.06	—	$25.74	14,246,742	4.99	years	$3.41	6,479,390	$6.10

The aggregate intrinsic value of outstanding options as of December 31, 2017 was $0. At December 31, 2017, 11,043,868 options remained available for grant.

Valuation Assumptions

The fair value of each option is estimated on the date of grant using the Black‑Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	2017	2016	2015
Expected life (in years)	4.27	4.33	4.69
Volatility	57.0%	65.8%	70.8%
Risk-free interest rate	1.80%	1.36%	1.28%
Dividend yield	—	—	—

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

As of December 31, 2017, 1,783,614 shares have been issued to employees and there are 216,386 shares available for issuance under the ESPP. The weighted average fair value of shares issued under the ESPP in 2017, 2016 and 2015 was $0.23,  $0.33 and $0.69 per share, respectively.

Valuation Assumptions

The fair value of shares issued under the ESPP is estimated using the Black‑Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	2017	2016	2015
Expected life (in years)	0.5	0.5	0.5
Volatility	47.4%	50.0%	63.4%
Risk-free interest rate	1.2%	0.5%	0.2%
Dividend yield	—	—	—

Share‑Based Compensation Expense

Total estimated share‑based compensation expense, related to all of the Company’s share‑based awards, was comprised as follows (in thousands):

	2017	2016	2015
Cost of goods sold	$53	$147	$132
Selling, general and administrative	2,544	1,644	2,862
Research and development	345	493	398
Non-recurring charges	—	—	198
Total share-based compensation expense	$2,942	$2,284	$3,590

Total share‑based compensation cost capitalized as part of the cost of inventory was $9,000,  $33,000 and $23,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table summarizes share‑based compensation, net of estimated forfeitures associated with each type of award (in thousands):

	2017	2016	2015
Restricted stock units	$924	$1,591	$1,409
Stock options	2,002	675	2,143
Employee stock purchase plan	16	18	38
	$2,942	$2,284	$3,590

As of December 31, 2017, unrecognized estimated compensation expense totaled $ 3.9 million related to non‑vested stock options and restricted stock units and $8,000 related to the ESPP. The weighted average remaining requisite service period for the non‑vested stock options was 2.4 years and for the ESPP was less than 6 months.

Note 16. Commitments

Lease Commitments

In August 2016, the Company entered into a lease for new principal executive offices, consisting of approximately 13,981 square feet of office space at 900 E. Hamilton Avenue, Campbell, California, or the Campbell Lease. The Campbell Lease has an initial term of approximately 58 months, commencing on December 27, 2016, with a beginning annual rental rate of $3.10 per rentable square foot, subject to agreed-upon increases. The Company received an abatement of the monthly rent for the first four months on the lease term. The Company has one option to extend the lease term for two years at the fair market rental rate then prevailing as detailed in the Campbell Lease.

Future minimum lease payments under operating lease at December 31, 2017, were as follows (in thousands):

2018	$531
2019	548
2020	564
2021	435
$2,078

Cardiovascular Outcomes Trial

As a condition of FDA granting approval to commercialize Qsymia in the U.S., the Company agreed to complete certain post-marketing requirements. One requirement was to perform a cardiovascular outcomes trial, or CVOT, on Qsymia. The cost of a CVOT is estimated to be between $180 million and $220 million incurred over a period of approximately five years. The Company is working with FDA to determine a pathway to provide FDA with information to support the safety of Qsymia in a more cost-effective manner. To date, the Company has not incurred expenses related to the CVOT.

.

Note 17. Income Taxes

Deferred income taxes result from differences in the recognition of expenses for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of the Company’s deferred income tax assets as of December 31, 2017 and 2016, are as follows (in thousands):

	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$152,947	$220,053
Research and development credit carry forwards	17,426	16,550
Share-based compensation	5,248	7,579
Accruals and other	13,741	21,833
Depreciation	(36)	75
Deferred revenue	1,486	3,123
	190,812	269,213
Valuation allowance	(190,812)	(269,213)
Total	$—	$—

The net decrease in the valuation allowance in 2017 and 2016 was $78.4 million and $15.2 million, respectively. As of December 31, 2017, the Company had no significant deferred tax liabilities.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other changes is a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018.  As a result of the reduction in the corporate income tax rate, the Company will need to revalue its net deferred tax asset at December 31, 2017. We estimate that this will result in a reduction in the value of our net deferred tax asset of approximately $98.4 million, which will be offset by the change in valuation allowance of $98.4 million.

As of December 31, 2017, the Company had approximately $640.4 million and $276.2 million of net operating loss, or NOL, carryforwards with which to offset its future taxable income for federal and state income tax reporting purposes, respectively. The federal and state NOL carryforwards will begin expiring in 2022 and 2028, respectively, unless previously utilized.

As of December 31, 2017, the Company has federal and state research credit carryforwards of approximately $13.2 million, and $5.3 million, respectively.  The federal research credit carryforwards will begin expiring in 2018, unless previously utilized.  The state research credit carryforwards do not expire.

Utilization of the Company’s NOL and tax credit carryforwards, or Tax Attributes, may be subject to substantial annual limitations provided by the Code and similar state provisions to the extent certain ownership changes are deemed to occur. Such an annual limitation could result in the expiration of the Tax Attributes before utilization. The Tax Attributes reflected above have not been reduced by any limitations. To the extent it is determined upon completion of the analysis that such limitations do apply, the Company will adjust the Tax Attributes accordingly. The Company faces the risk that its ability to use its Tax Attributes will be substantially restricted if it undergoes an “ownership change” as defined in Section 382 of the Code, or Section 382.

An ownership change under Section 382 would occur if “5-percent shareholders,” within the meaning of Section 382, collectively increased their ownership in the Company by more than 50 percentage points over a rolling three-year period. The Company has completed studies through December 31, 2016 and concluded that no adjustments were required. If there is a future change of control, the Company’s NOL carryforwards and tax credits may not be available, or their utilization could be subject to an annual limitation under Section 382. A full valuation allowance has been provided against the Company’s NOL carryforwards, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Accordingly, there would be no impact on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance affects entities that issue share-based payment awards to their employees and is designed to simplify several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The Company adopted this standard in the first quarter of 2017. Under ASU 2016-09, excess tax benefits and deficiencies are required to be recognized prospectively as part of provision for income taxes rather than additional paid-in capital. The Company's cumulative effect of windfall tax attributes are approximately $17.4 million. After applying the valuation allowance, no adjustment was recorded to the beginning retained earnings balance.

The provision (benefit) for income taxes is based upon the loss from continuing operations before income taxes as follows (in thousands):

	2017	2016	2015
Income (loss) before income taxes:
Domestic	$(30,371)	$23,592	$(92,967)
International	(138)	(220)	(137)
Income (loss) before taxes	$(30,509)	$23,372	$(93,104)

The provision (benefit) for income taxes consists of the following (in thousands):

	2017	2016	2015
Current:
Federal	$—	$—	$—
State	2	70	3
Foreign	—	—	—
Total current provision (benefit) for income taxes	$2	$70	$3
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred provision for income taxes	$—	$—	$—
Total provision (benefit) for income taxes from continuing operations	$2	$70	$3

The effective tax rate differs from the amount computed by applying the statutory federal income tax rates as follows:

	2017	2016	2015
Tax at U.S. federal statutory rate	(35)%	35%	(35)%
State income taxes, net of federal tax effect	(1)	4	(2)
Change in valuation allowance	(310)	(67)	31
Permanent items	24	28	6
Tax credits	(1)	—	—
Tax Cuts and Jobs Act impact	323	—	—
Effective tax rate	—%	—%	—%

The reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2017	2016	2015
Unrecognized tax benefits as of January 1	$65	$38	$—
Gross increase/(decrease) for tax positions of prior years	—	2	—
Gross increase/(decrease) for tax positions of current year	45	25	38
Unrecognized tax benefits balance at December 31	$110	$65	$38

The remaining balance of unrecognized tax benefits recorded on the Company’s consolidated balance sheets is as follows (in thousands):

	2017	2016
Total unrecognized tax benefits	$110	$65
Amounts netted against deferred tax assets	(110)	(65)
Unrecognized tax benefits recorded on consolidated balance sheets	$—	$—

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

Product revenue by geographic region is as follows (in thousands):

	Years Ended December 31,
	2017				2016
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$44,983	$—		$44,983	$48,501	$—		$48,501
Qsymia—License revenue	5,000	2,500		7,500	—	—		—
STENDRA/SPEDRA—License revenue	—	—		—	69,400	—		69,400
STENDRA/SPEDRA—Supply revenue	5,909	4,498		10,407	765	1,526		2,291
STENDRA/SPEDRA —Royalty revenue	—	2,483		2,483	1,649	2,417		4,066
Total revenue	$55,892	$9,481	(1)	$65,373	$120,315	$3,943	(2)	$124,258

	2015
	U.S.	ROW		Total
Qsymia—Net product revenue	$54,622	$—		$54,622
STENDRA/SPEDRA—License and milestone revenue	—	11,574		11,574
STENDRA/SPEDRA—Supply revenue	16,602	10,072		26,674
STENDRA/SPEDRA —Royalty revenue	418	2,142		2,560
Total revenue	$71,642	$23,788	(3)	$95,430

(1)	$7.0 million of which is attributable to Germany.
(2)	$3.9 million of which is attributable to Germany.
(3)	$23.7 million of which is attributable to Germany.

Major customers

Revenues from significant customers as a percentage of Qsymia product revenues is as follows:

	2017	2016	2015
McKesson	37%	34%	37%
Amerisource Bergen	32%	35%	31%
Cardinal Health, Inc.	29%	29%	30%

Accounts receivable by significant customer as a percentage of the total gross accounts receivable balance are as follows:

	2017	2016
Amerisource Bergen	42%	40%
McKesson	28%	30%
Cardinal Health, Inc.	28%	21%

Major suppliers

The Company does not have any manufacturing facilities and intends to continue to rely on third parties for the supply of the starting materials, API and tablets. Catalent Pharma Solutions, LLC, or Catalent, is the Company’s sole source of clinical and commercial supplies for Qsymia. Sanofi Chimie manufactures and supplies the API for our drug avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. Sanofi Winthrop Industrie manufactures and supplies the avanafil tablets on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. Third‑party manufacturers may not be able to meet the Company’s needs with respect to timing, quantity or quality.

During the years ended December 31, 2017, 2016 and 2015, the Company incurred expenses for work performed by a third‑party clinical research organization, or CRO, for Qsymia and STENDRA post‑approval studies that accounted for 0%,  27% and 11%, respectively, of total research and development expenses.

Note 19. 401(k) Plan

All of the Company’s full‑time employees are eligible to participate in the VIVUS 401(k) Plan. Employer‑matching contributions for the years ended December 31, 2017, 2016 and 2015 were $272,000,  $272,000 and $406,000, respectively.

Note 20. Legal Matters

Shareholder Lawsuit

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors.  In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114-cv-261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief.  On July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14-cv-03263.  The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action.  On September 15, 2014, pursuant to an agreement between the parties, plaintiffs voluntarily dismissed their state court action with prejudice.  Defendants moved to dismiss the federal action and moved to dismiss again after plaintiffs amended their complaint to include additional factual allegations and to add seven new claims under California law. The court granted the latter motion on June 18, 2015, dismissing the seven California claims with prejudice and dismissing the two federal claims with leave to amend. Plaintiffs filed a Second Amended Complaint on August 17, 2015. Defendants moved to dismiss that complaint as well. On April 19, 2016, the court granted defendants’ motion to dismiss with prejudice and entered judgment in favor of defendants. Plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals on May 18, 2016. The Ninth Circuit issued a decision on January 16, 2018, affirming the district court’s dismissal of the action. The deadline for Plaintiffs to seek rehearing in the Ninth Circuit has now expired, and unless Plaintiffs elect to file a petition for certiorari in the Supreme Court, the matter is concluded. The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to the use of the Company’s financial resources to pay for its self-insured retention and the policies’ terms and conditions.

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

Note 21. Selected Financial Data (Unaudited)

Selected Quarterly Financial Data (in thousands except per share data):

	Quarter Ended,
	March 31	June 30	September 30	December 31
2017
Total revenue	$27,012	$11,227	$15,193	$11,941
Total gross profit	20,845	7,657	11,679	8,005
Operating expenses	19,778	16,214	12,767	13,821
Net (loss) income	(1,056)	(13,386)	(5,994)	(10,075)
Basic and diluted net (loss) income per share	$(0.01)	$(0.13)	$(0.06)	$(0.10)

2016
Total revenue	$15,324	$13,776	$13,353	$81,805
Total gross profit	11,620	11,129	11,288	79,619
Operating expenses	19,855	17,435	14,201	17,082
Net (loss) income	(12,708)	(11,401)	(9,152)	56,563
Basic net (loss) income per share	(0.12)	(0.11)	(0.09)	0.54
Diluted net (loss) income per share	$(0.12)	$(0.11)	$(0.09)	$0.54

Note 22. Subsequent Events

On February 26, 2018, the Company and Allan L. Shaw entered into a Consulting Agreement, or the Consulting Agreement, effective February 1, 2018. The Consulting Agreement provides that the Company will recommend at the next meeting of the Compensation Committee of the Board of Directors that Mr. Shaw be granted a stock option to purchase 300,000 shares of the Company’s common stock at a price per share equal to the fair market value as determined by the closing price of the Company’s common stock on the date of grant. On March 9, 2018, the Compensation Committee of the Board of Directors of the Company authorized and approved the grant to Mr. Shaw of a stock option to purchase 300,000 shares of the Company’s common stock at a price per share equal to the closing price of the Company’s common stock on the date of grant ($0.49 per share). The shares will vest in accordance with a vesting schedule subject to Mr. Shaw continuing to provide services under the Consulting Agreement on the relevant vesting dates.

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

	Balance at	Charged		Balance at
	Beginning of	to	Charges	End of
	Period	Operations*	Utilized	Period
Allowance for Cash Discounts
Fiscal year ended December 31, 2015	$150	$1,933	$(1,919)	$164
Fiscal year ended December 31, 2016	$164	$1,679	$(1,630)	$213
Fiscal year ended December 31, 2017	$213	$1,344	$(1,362)	$195

*Amount charged to operations during fiscal years ended December 31, 2017, 2016 and 2015, includes $1,697,000,  $1,474,000 and $1,656,000, respectively, for cash discount allowances related to revenue recognized during each fiscal year. The remaining amounts were recorded on the consolidated balance sheets as deferred revenue at the end of each period, respectively.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.

As required by SEC Rule 13a‑15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Interim Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our Interim Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Interim Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Our management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013), known as COSO Framework, to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

Attestation Report of the Registered Public Accounting Firm

OUM & Co. LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10‑K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2017. This report, which expresses an unqualified opinion on the effectiveness of our internal controls over financial reporting as of December 31, 2017, is included herein.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference from the information under the captions “Election of Directors,” “Corporate Governance—Board Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company’s last fiscal year in connection with the solicitation of proxies for its 2018 Annual Meeting of Stockholders.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2017, that were approved by our stockholders was as follows:

	Number of Shares	Weighted Average	Number of Shares
	to be issued Upon	Exercise Price of	Remaining
	Exercise of Outstanding	Outstanding	Available for
Plan Category	Options and Rights	Options	Future Issuance(c)
Equity compensation plans approved by stockholders(a)	14,538,282	$3.34	4,260,254
Equity compensation plans not approved by stockholders(b)	—	—	—
Total	14,538,282	$3.34	4,260,254

(a)	Consists of three plans: our 2001 Stock Option Plan, our 2010 Equity Incentive Plan and our 1994 Employee Stock Purchase Plan.
(b)	The Company currently has no instruments outstanding or available for issuance under non-approved equity compensation plans.
(c)	Includes 4,043,868 shares for the 2010 Equity Incentive Plan and 216,386 shares for the 1994 Employee Stock Purchase Plan.

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

VIVUS, INC.

REPORT ON FORM 10‑K FOR

THE YEAR ENDED DECEMBER 31, 2017

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)†	Asset Purchase Agreement between the Registrant and K‑V Pharmaceutical Company dated as of March 30, 2007
2.2(2)†	Asset Purchase Agreement dated October 1, 2010, between the Registrant, MEDA AB and Vivus Real Estate, LLC
3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(4)	Amended and Restated Bylaws of the Registrant
3.3(5)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant
3.4(6)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant
3.5(7)	Amendment No. 3 to the Amended and Restated Bylaws of the Registrant
3.6(8)	Amendment No. 4 to the Amended and Restated Bylaws of the Registrant
3.7(9)	Amendment No. 5 to the Amended and Restated Bylaws of the Registrant
3.8(10)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant
4.1(11)	Specimen Common Stock Certificate of the Registrant
4.2(12)	Amended and Restated Preferred Stock Rights Agreement, dated as of November 9, 2016, by and between the Registrant and Computershare Trust Company, N.A.
4.3(13)	Indenture dated as of May 21, 2013, by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee
4.4(14)	Form of 4.50% Convertible Senior Note due May 1, 2020
10.1(15)*	Form of Indemnification Agreement by and among the Registrant and the Officers of the Registrant
10.2(16)*	Form of Indemnification Agreement by and among the Registrant and the Directors of the Registrant
10.3(17)*	1994 Employee Stock Purchase Plan, as amended, Form of Subscription Agreement and Form of Notice of Withdrawal
10.4(18)*	2001 Stock Option Plan and Form of Agreement thereunder
10.5(19)*	2001 Stock Option Plan, as amended on July 12, 2006
10.6(20)*	Form of Notice of Grant and Restricted Stock Unit Agreement under the VIVUS, Inc. 2001 Stock Option Plan
10.7(21)*	2010 Equity Incentive Plan and Form of Agreement thereunder
10.8(22)*	2010 Equity Incentive Plan, as amended on September 12, 2014
10.9(23)*	2010 Equity Incentive Plan (as amended and restated)
10.10(24)*	2010 Equity Incentive Plan
10.11(25)*	Stand‑Alone Stock Option Agreement with Michael P. Miller dated as of April 30, 2010
10.12(26)†	Agreement effective as of December 28, 2000, between the Registrant and Tanabe Seiyaku Co., Ltd.
10.13(27)	Amendment No. 1 effective as of January 9, 2004, to the Agreement effective as of December 28, 2000, between the Registrant and Tanabe Seiyaku Co., Ltd.
10.14(28)	Termination and Release executed by Tanabe Holding America, Inc. dated May 1, 2007
10.15(29)†	Second Amendment effective as of August 1, 2012, to the Agreement dated as of December 28, 2000, between the Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.)
10.16(30)†	Third Amendment effective as of February 21, 2013, to the Agreement dated as of December 28, 2000, between the Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.)
10.17(31)†	Settlement and Modification Agreement dated July 12, 2001, between ASIVI, LLC, AndroSolutions, Inc., Gary W. Neal and the Registrant
10.18(32)†	Assignment Agreement between Thomas Najarian, M.D. and the Registrant dated October 16, 2001
10.19(33)†	Master Services Agreement dated as of September 12, 2007, between the Registrant and Medpace, Inc.

Exhibit Number	Description
10.20(34)†	Exhibit A: Medpace Task Order Number: 06 dated as of December 15, 2008, pursuant to that certain Master Services Agreement, between the Registrant and Medpace, Inc., dated as of September 12, 2007
10.21(35)†	Commercial Manufacturing and Packaging Agreement by and between the Registrant and Catalent Pharma Solutions, LLC dated as of July 17, 2012
10.22(36)	Lease Agreement effective December 11, 2012, by and between the Registrant and SFERS Real Estate Corp. U.
10.23(37)†	Purchase and Sale Agreement effective as of March 25, 2013, between the Registrant and BioPharma Secured Investments III Holdings Cayman LP
10.24(38)	Capped Call Confirmation dated May 15, 2013, by and between the Registrant and Deutsche Bank AG, London Branch
10.25(39)*	Form of Amended and Restated Change of Control and Severance Agreement
10.26(40)†	License and Commercialization Agreement dated July 5, 2013, between the Registrant and Berlin‑Chemie AG
10.27(41)†	Commercial Supply Agreement dated as of July 5, 2013, between the Registrant and Berlin‑Chemie AG
10.28(42)	Agreement dated July 18, 2013, by and between the Registrant and First Manhattan Co.
10.29(43)*	Letter Agreement dated July 18, 2013, by and among the Registrant, First Manhattan Co. and Peter Y. Tam
10.30(44)	Fourth Amendment to the Agreement dated as of December 28, 2000, between the Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.), effective as of July 1, 2013
10.31(45)†	Commercial Supply Agreement dated July 31, 2013, by and between the Registrant and Sanofi Chimie
10.32(46)*	Employment Agreement dated September 3, 2013, by and between the Registrant and Seth H. Z. Fischer
10.33(47)†	License and Commercialization Agreement dated as of October 10, 2013, by and between the Registrant and Auxilium Pharmaceuticals, Inc.
10.34(48)†	Commercial Supply Agreement dated as of October 10, 2013, by and between the Registrant and Auxilium Pharmaceuticals, Inc.
10.35(49)*	Letter Agreement dated November 4, 2013, by and between the Registrant and Timothy E. Morris
10.36(50)†	Manufacturing and Supply Agreement dated November 18, 2013, by and between the Registrant and Sanofi Winthrop Industrie
10.37(51)†	License and Commercialization Agreement dated December 11, 2013, by and between the Registrant and Sanofi
10.38(52)†	Supply Agreement effective as of December 11, 2013, by and between the Registrant and Sanofi Winthrop Industrie
10.39(53)†	Patent Assignment Agreement, dated August 24, 2014, by and between the Registrant and Janssen Pharmaceuticals, Inc.
10.40(54)*	Letter Agreement dated April 13, 2015, by and between the Registrant and Guy P. Marsh
10.41(55)*	Form of Second Amended and Restated Change of Control and Severance Agreement
10.42(56)*	Letter Agreement dated July 20, 2015, by and between the Registrant and Wesley W. Day, Ph.D.
10.43(57)*	Letter Agreement dated August 17, 2015, by and between the Registrant and Svai S. Sanford
10.44(58)	Letter Regarding Termination Notice dated December 30, 2015, from Auxilium Pharmaceuticals, Inc. and Endo Ventures Limited to the Registrant
10.45(59)	Letter Regarding Termination Notice dated as of June 30, 2016, from Auxilium Pharmaceuticals, Inc. and Endo Ventures Limited to the Registrant
10.46(60)	Letter Regarding Termination Notice dated as of August 29, 2016, from Auxilium Pharmaceuticals, LLC and Endo Ventures Limited to the Registrant
10.47(61)	First Amendment to Lease effective August 30, 2016, between the Registrant and MV Campus Owner, LLC, the successor in interest to SFERS Real Estate Corp. U.
10.48(62)	Office Lease effective September 2, 2016, between the Registrant and AG-SW Hamilton Plaza Owner, L.P.

Exhibit Number	Description
10.49(63)†	License and Commercialization Agreement dated as of September 30, 2016, by and between the Registrant and Metuchen Pharmaceuticals LLC
10.50(64)†	Commercial Supply Agreement dated as of September 30, 2016, by and between the Registrant and Metuchen Pharmaceuticals LLC
10.51(65)†	Patent Assignment Agreement dated as of January 6, 2017, by and between the Registrant and Selten Pharma, Inc.
10.52(66)†	License Assignment Agreement dated as of January 6, 2017, by and between the Registrant and Selten Pharma, Inc.
10.53(67)†	Termination, Rights Reversion and Transition Services Agreement dated March 23, 2017, by and between the Registrant and Sanofi
10.54(68)†	Settlement Agreement dated June 29, 2017, by and between the Registrant and Actavis Laboratories FL, Inc.
10.55*††	Confidential Separation, General Release and Post-Separation Consulting Agreement effective December 31, 2017, between the Registrant and Seth H. Z. Fischer
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (See signature page)
31.1	Certification of Interim Chief Executive Officer pursuant to Rules 13a‑14 and 15d‑14 promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a‑14 and 15d‑14 promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101

The following materials from the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes

†Confidential treatment granted.

††Confidential portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

*Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2012, filed with the SEC on February 26, 2013.
(2)	Incorporated by reference to Exhibit 2.2 filed with the Registrant’s Annual Report on Form 10‑K/A for the fiscal year ended December 31, 2012, filed with the SEC on June 12, 2013.
(3)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 1996, filed with the SEC on March 28, 1997.
(4)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on April 20, 2012.
(5)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Quarterly Report on Form 10‑Q for the fiscal quarter ended March 31, 2013, filed with the SEC on May 8, 2013.
(6)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Quarterly Report on Form 10‑Q for the fiscal quarter ended March 31, 2013, filed with the SEC on May 8, 2013.

(7)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on May 13, 2013.
(8)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on July 24, 2013.
(9)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2015.
(10)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Registration Statement on Form 8‑A filed with the SEC on March 28, 2007.
(11)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Annual Report on Form 10‑K/A for the fiscal year ended December 31, 1996, filed with the SEC on April 16, 1997.
(12)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2016.
(13)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on May 21, 2013.
(14)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on May 21, 2013.
(15)	Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Form 8‑B filed with the SEC on June 25, 1996.
(16)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on August 12, 2014.
(17)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on July 29, 2011.
(18)	Incorporated by reference to Exhibit 10.44 filed with the Registrant’s Registration Statement on Form S‑8 filed with the SEC on November 15, 2001.
(19)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on July 13, 2006.
(20)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on July 13, 2006.
(21)	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2010, filed with the SEC on March 1, 2011.
(22)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S‑8 filed with the SEC on November 5, 2014.
(23)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-8 filed with the SEC on December 14, 2016.
(24)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-8 filed with the SEC on December 15, 2017.
(25)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on May 6, 2010.
(26)	Incorporated by reference to Exhibit 10.15 filed with the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2012, filed with the SEC on February 26, 2013.
(27)	Incorporated by reference to Exhibit 10.42A filed with the Registrant’s Quarterly Report on Form 10‑Q for the fiscal quarter ended March 31, 2004, filed with the SEC on May 7, 2004.

(28)	Incorporated by reference to Exhibit 10.61 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on May 4, 2007.
(29)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on August 10, 2012.
(30)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on February 25, 2013.
(31)	Incorporated by reference to Exhibit 10.20 filed with the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2012, filed with the SEC on February 26, 2013.
(32)	Incorporated by reference to Exhibit 10.79 filed with the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2009, filed with the SEC on March 10, 2010.
(33)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10‑Q for the fiscal quarter ended March 31, 2013, filed with the SEC on May 8, 2013.
(34)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K/A filed with the SEC on July 15, 2009.
(35)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on July 23, 2012.
(36)	Incorporated by reference to Exhibit 10.34 filed with the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2012, filed with the SEC on February 26, 2013.
(37)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10‑Q for the fiscal quarter ended March 31, 2013, filed with the SEC on May 8, 2013.
(38)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on May 16, 2013.
(39)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on July 5, 2013.
(40)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10‑Q for the fiscal quarter ended June 30, 2013, filed with the SEC on August 8, 2013.
(41)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10‑Q for the fiscal quarter ended June 30, 2013, filed with the SEC on August 8, 2013.
(42)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on July 19, 2013.
(43)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on July 24, 2013.
(44)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on July 29, 2013.
(45)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Quarterly Report on Form 10‑Q for the fiscal quarter ended June 30, 2013, filed with the SEC on August 8, 2013.
(46)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on September 4, 2013.
(47)	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Quarterly Report on Form 10‑Q for the fiscal quarter ended September 30, 2013, filed with the SEC on November 7, 2013.
(48)	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Quarterly Report on Form 10‑Q for the fiscal quarter ended September 30, 2013, filed with the SEC on November 7, 2013.

(49)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8‑K filed with the SEC on November 5, 2013.
(50)	Incorporated by reference to Exhibit 10.45 filed with the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2013, filed with the SEC on February 28, 2014.
(51)	Incorporated by reference to Exhibit 10.46 filed with the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2013, filed with the SEC on February 28, 2014.
(52)	Incorporated by reference to Exhibit 10.47 filed with the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2013, filed with the SEC on February 28, 2014.
(53)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10‑Q for the fiscal quarter ended September 30, 2014, filed with the SEC on November 5, 2014.
(54)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed with the SEC on August 3, 2015.
(55)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2015.
(56)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed with the SEC on August 3, 2015.
(57)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, filed with the SEC on November 4, 2015.
(58)	Incorporated by reference to Exhibit 10.53 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 9, 2016.
(59)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, filed with the SEC on August 4, 2016.
(60)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
(61)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
(62)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
(63)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
(64)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
(65)	Incorporated by reference to Exhibit 10.55 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 8, 2017.
(66)	Incorporated by reference to Exhibit 10.56 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 8, 2017.
(67)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, filed with the SEC on May 3, 2017.
(68)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, filed with the SEC on August 3, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

VIVUS, INC.,
a Delaware Corporation

	By:	/s/ Thomas B. King
Thomas B. King
Interim Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2018

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Thomas B. King and Mark K. Oki as his attorney‑in‑fact for him, in any and all capacities, to sign each amendment to this Report on Form 10‑K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney‑in‑fact or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas B. King	Interim Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2018
Thomas B. King

/s/ David Y. Norton	Chairman of the Board of Directors and Director	March 13, 2018
David Y. Norton

/s/ Mark K. Oki	Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 13, 2018
Mark K. Oki

/s/ Jorge Plutzky, M.D.	Director	March 13, 2018
Jorge Plutzky, M.D.

/s/ Eric W. Roberts	Director	March 13, 2018
Eric W. Roberts

/s/ Herman Rosenman	Director	March 13, 2018
Herman Rosenman

/s/ Allan L. Shaw	Director	March 13, 2018
Allan L. Shaw