Form 10-Q
period 2018-03-31
VIVUS INC
filed 2018-05-08
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March  31, 2018

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

At April 30, 2018,  106,054,094 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31,	December 31,
	2018	2017
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$76,805	$66,392
Available-for-sale securities	132,320	159,943
Accounts receivable, net	11,291	12,187
Inventories	21,006	17,712
Prepaid expenses and other current assets	6,447	7,178
Total current assets	247,869	263,412
Property and equipment, net	510	542
Non-current assets	924	1,014
Total assets	$249,303	$264,968
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,786	$10,072
Accrued and other liabilities	20,788	21,475
Deferred revenue	2,179	2,075
Current portion of long-term debt	836	5,147
Total current liabilities	28,589	38,769
Long-term debt, net of current portion	235,671	230,536
Deferred revenue, net of current portion	4,279	4,674
Non-current accrued and other liabilities	307	327
Total liabilities	268,846	274,306
Commitments and contingencies
Stockholders’ deficit:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock; $.001 par value; 200,000 shares authorized; 106,041 and 105,977 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	106	105
Additional paid-in capital	835,654	834,730
Accumulated other comprehensive loss	(1,085)	(608)
Accumulated deficit	(854,218)	(843,565)
Total stockholders’ deficit	(19,543)	(9,338)
Total liabilities and stockholders’ deficit	$249,303	$264,968

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue:
Qsymia product revenue, net	$9,632	$17,620
License and milestone revenue	—	5,000
Supply revenue	1,683	3,812
Royalty revenue	585	580
Total revenue	11,900	27,012

Operating expenses:
Cost of goods sold	2,721	6,167
Selling, general and administrative	10,068	11,431
Research and development	1,403	2,180
Total operating expenses	14,192	19,778

(Loss) income from operations	(2,292)	7,234

Interest expense and other expense, net	8,349	8,302
Loss before income taxes	(10,641)	(1,068)
Provision for (benefit from) income taxes	12	(12)
Net loss	$(10,653)	$(1,056)

Basic and diluted net loss per share:	$(0.10)	$(0.01)
Shares used in per share computation:
Basic and diluted	106,014	105,479

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(10,653)	$(1,056)
Unrealized (loss) gain on securities, net of taxes	(477)	125
Comprehensive loss	$(11,130)	$(931)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,653)	$(1,056)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	157	252
Amortization of debt issuance costs and discounts	5,414	4,935
Amortization of discount or premium on available-for-sale securities	121	245
Share-based compensation expense	925	727
Changes in assets and liabilities:
Accounts receivable	896	(1,965)
Inventories	(3,294)	(1,004)
Prepaid expenses and other assets	730	3,740
Accounts payable	(5,286)	200
Accrued and other liabilities	(707)	4,740
Deferred revenue	(291)	(17,886)
Net cash used for by operating activities	(11,988)	(7,072)
Cash flows from investing activities:
Property and equipment purchases	(34)	(21)
Purchases of available-for-sale securities	(7,604)	(20,915)
Proceeds from maturity of available-for-sale securities	28,336	12,234
Proceeds from sales of available-for-sale securities	6,293	820
Net cash provided by (used for) investing activities	26,991	(7,882)
Cash flows from financing activities:
Repayments of notes payable	(4,590)	(2,076)
Net cash used for financing activities	(4,590)	(2,076)
Net increase (decrease) in cash and cash equivalents	10,413	(17,030)
Cash and cash equivalents:
Beginning of year	66,392	84,783
End of period	$76,805	$67,753

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH  31, 2018

1. BASIS OF PRESENTATION

VIVUS is a specialty pharmaceutical company developing and commercializing innovative, next-generation therapies to address unmet medical needs in human health. The Company has two approved therapies and one product candidate in active clinical development. Qsymia® (phentermine and topiramate extended release) is approved by FDA for chronic weight management. STENDRA® (avanafil) is approved by FDA for erectile dysfunction, or ED, and by the European Commission, or EC, under the trade name SPEDRA, for the treatment of ED in the EU. Tacrolimus is in active clinical development and is being studied in patients with pulmonary arterial hypertension, or PAH.

In May 2018, the Company announced it had entered into an agreement to acquire the U.S. and Canadian commercial rights for PANCREAZE® (pancrelipase). The closing of this acquisition is subject to governmental reviews and is expected to close before the end of the second quarter of 2018. PANCREAZE is indicated for the treatment of exocrine pancreatic insufficiency due to cystic fibrosis or other conditions.

Qsymia incorporates a proprietary formulation combining low doses of active ingredients from two previously approved drugs, phentermine and topiramate, and is being commercialized by the Company in the U.S. primarily through a small sales force supported by an internal commercial team, who promote Qsymia to physicians. Avanafil is an oral phosphodiesterase type 5 inhibitor that is being commercialized in the U.S., EU and other countries through commercialization collaborators.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March  31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Management has evaluated all events and transactions that occurred after March  31, 2018 through the date these unaudited condensed consolidated financial statements were filed. Other than those disclosed in Note 17, there were no events or transactions during this period that require recognition or disclosure in these unaudited condensed consolidated financial statements. The December 31, 2017 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed on March 14, 2018 with the Securities and Exchange Commission, or SEC, and as amended by the Form 10-K/A filed on April 26, 2018 with the SEC. The unaudited condensed consolidated financial statements include the accounts of VIVUS, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies since the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 with the exception of its revenue recognition policy. See Note 2.

Recent Accounting Pronouncement Adopted

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This new standard supersedes most previously-existing revenue recognition guidance. The Company adopted this standard in the first quarter of 2018 using the modified retrospective basis. See Note 2.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. The standard clarifies how certain cash receipts and cash payments will be presented and classified in the statement of cash flows. The Company adopted this standard in the first quarter of 2018, and it had no impact on its consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), which modifies the accounting by lessees for all leases with a term greater than 12 months. This standard will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For public companies, this standard is effective for annual and interim periods beginning on or after December 15, 2018. Early adoption is permitted. The Company’s only significant lease is its operating lease for its corporate headquarters, although it has numerous smaller leases, and, while the Company cannot yet estimate the amounts by which its financial statements will be affected by the adoption of this guidance, it expects that the overall recognition of expense will be similar to current guidance, though possibly in different classifications, but that there will be a significant change in the balance sheet due to the recognition of right of use assets and the corresponding lease liabilities. The Company plans to adopt the new leases guidance effective January 1, 2019 using a modified retrospective transition method.

2. REVENUES

On January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or Topic 606. Topic 606 supersedes the revenue recognition requirements in Topic 605 Revenue Recognition, or Topic 605, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. Revenue amounts as reported for the first quarter of 2017 under Topic 605 are approximately the same as they would have been under Topic 606. Due in large part to the change in accounting estimate made by the Company in the first quarter of 2017, there was no cumulative impact of adopting Topic 606 and the Company did not record a change to its opening retained earnings as of January 1, 2018.

Revenue Recognition

For all revenue transactions, the Company evaluates its contracts with its customers to determine revenue recognition using the following five-step model:

1)The Company identifies the contract(s) with a customer

2)The Company identifies the performance obligations in the contract

3)The Company determines the transaction price

4)The Company allocates the transaction price to the identified performance obligations

5)The Company recognizes revenue when (or as) the entity satisfies a performance obligation

Product Revenue:

Product revenue is recognized at the time of shipment at which time the Company has satisfied its performance obligation. Product revenue is recognized net of consideration paid to the Company’s customers, wholesalers and certified pharmacies. Such consideration is for services rendered by the wholesalers and pharmacies in accordance with the wholesalers and certified pharmacy services network agreements, and includes a fixed rate per prescription shipped and monthly program management and data fees. These services are not deemed sufficiently separable from the customers’ purchase of the product; therefore, they are recorded as a reduction of revenue at the time of revenue recognition.

Other product revenue allowances include a reserve for estimated product returns, certain prompt pay discounts and allowances offered to the Company’s customers, program rebates and chargebacks. These product revenue allowances are recognized as a reduction of revenue at the date at which the related revenue is recognized. The Company also offers discount programs to patients. Calculating certain of these items involves estimates and judgments based on sales or invoice data, contractual terms, utilization rates, new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates or chargebacks. The Company reviews the adequacy of product revenue allowances on a quarterly basis. Amounts accrued for product revenue allowances are adjusted when trends or significant events indicate that adjustment is appropriate and to reflect actual experience. See Note 9 for product reserve balances.

Change in Accounting Estimate in 2017

The Company ships units of Qsymia through a distribution network that includes certified retail pharmacies. The Company began shipping Qsymia in September 2012 and grants rights to its customers to return unsold product from six months prior to and up to 12 months subsequent to product expiration. This has resulted in a potential return period of from 24 to 36 months depending on the ship date of the product. As the Company had no previous experience in selling Qsymia and given its lengthy return period, the Company was not initially able to reliably estimate expected returns of Qsymia at the time of shipment, which was required by the accounting literature at the time, and therefore recognized revenue when units were dispensed to patients through prescriptions, at which point the product was not subject to return, or when the expiration period had ended.

Beginning in the first quarter of 2017, with 48 months of returns experience, the Company believed that it had sufficient data and experience from selling Qsymia to reliably estimate expected returns. Therefore, beginning in the first quarter of 2017, under the then relevant accounting literature, the Company began recognizing revenue from the sales of Qsymia upon shipment and recording a reserve for expected returns at the time of shipment.

In accordance with this change in accounting estimate, in the first quarter of 2017 the Company recognized a one-time adjustment relating to products that had been previously shipped, consisting of $17.9 million of gross revenues, adjusted for an expected returns reserve of $5.7 million and estimated gross-to-net charges of $4.9 million, for a net impact of $7.3 million in revenues. The Company also recorded increased cost of goods sold of $0.6 million and marketing expense of $0.7 million associated with the change in accounting estimate. The increase in net product revenue resulted in a decrease in net loss of $6.0 million or $0.06 per share for the three months ended March 31, 2017.

Supply Revenue:

The Company produces STENDRA/SPEDRA through a contract manufacturing partner and then sells it to its commercialization partners. The Company is the primary responsible party in the commercial supply arrangements and bears significant risk in the fulfillment of the obligations, including risks associated with manufacturing, regulatory compliance and quality assurance, as well as inventory, financial and credit loss. As such, the Company recognizes supply revenue on a gross basis as the principal party in the arrangements. The Company recognizes supply revenue at the time of shipment and, in the unusual case where the product does not meet contractually-specified product dating criteria at the time of shipment to the partner, the Company records a reserve for estimated product returns. There are no such reserves as of March 31, 2018.

License and Milestone Revenue

License and milestone revenues related to arrangements, usually license and/or supply agreements, entered into by the Company are recognized by following the five-step process outlined above. The allocation and timing of recognition of such revenue will be determined by that process and the amounts recognized and the timing of that recognition may not exactly follow the wording of the agreement as the amount allocated following the accounting analysis of the agreement may differ and the timing of recognition of a significant performance obligation may predate the contractual date.

Royalty Revenue

The Company relies on data provided by its collaboration partner in determining its contractually-based royalty revenue. Such data includes accounting estimates and reports for various discounts and allowances, including product returns. The Company records royalty revenues based on the best data available and makes any adjustments to such revenues as such information becomes available.

Revenue by Source and Geography

Net product revenue disaggregated by revenue source and by geographic region was as follows (in thousands):

	Three Months Ended March 31,
	2018				2017
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Product revenue, net	$9,632	$—		$9,632	$17,620	$—		$17,620
Qsymia—License revenue	—	—		—	5,000	—		5,000
STENDRA/SPEDRA—Supply revenue	547	1,136		1,683	3,775	37		3,812
STENDRA/SPEDRA—Royalty revenue	—	585		585	—	580		580
Total revenue	$10,179	$1,721	(1)	$11,900	$26,395	$617	(2)	$27,012

(1)	$1.7 million of which was attributable to Germany.
(2)	$0.6 million of which was attributable to Germany.

3. SHARE-BASED COMPENSATION

Total share-based compensation expense for all of the Company’s share-based awards was as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of goods sold	$13	$14
Selling, general and administrative	832	628
Research and development	80	85
Total share-based compensation expense	$925	$727

Share-based compensation costs capitalized as part of the cost of inventory were $1,000 and $4,000 for the three months ended March  31, 2018 and 2017, respectively.

4. CASH, CASH EQUIVALENTS, AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type are presented in the tables that follow (in thousands).

	As of March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$76,805	$—	$—	$76,805
U.S. Treasury securities	15,066	—	(178)	14,888
Corporate debt securities	118,339	15	(922)	117,432
Total	210,210	15	(1,100)	209,125
Less amounts classified as cash and cash equivalents	(76,805)	—	—	(76,805)
Total available-for-sale securities	$133,405	$15	$(1,100)	$132,320

	As of December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$66,392	$—	$—	$66,392
U.S. Treasury securities	21,070	1	(139)	20,932
Corporate debt securities	139,481	16	(486)	139,011
Total	226,943	17	(625)	226,335
Less amounts classified as cash and cash equivalents	(66,392)	—	—	(66,392)
Total available-for-sale securities	$160,551	$17	$(625)	$159,943

As of March 31, 2018, the Company’s available-for-sale securities had original contractual maturities up to 67 months. However, the Company may sell these securities prior to their stated maturities in response to changes in the availability of and the yield on alternative investments as well as liquidity requirements. As these securities are readily marketable and are viewed by the Company as available to support current operations, securities with maturities beyond 12 months are classified as current assets. Due to their short-term maturities, the Company believes that the fair value of its bank deposits, accounts payable and accrued expenses approximate their carrying value.

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

The following table represents the fair value hierarchy for our cash equivalents and available-for-sale securities by major security type (in thousands):

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$76,805	$—	$—	$76,805
U.S. Treasury securities	14,888	—	—	14,888
Corporate debt securities	—	117,432	—	117,432
Total	$91,693	$117,432	$—	$209,125

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$66,392	$—	$—	$66,392
U.S. Treasury securities	20,932	—	—	20,932
Corporate debt securities	—	139,011	—	139,011
Total	$87,324	$139,011	$—	$226,335

5. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	Balance as of
	March 31,	December 31,
	2018	2017
Qsymia	$9,119	$10,400
STENDRA/SPEDRA	2,353	1,982
	11,472	12,382
Qsymia allowance for cash discounts	(181)	(195)
Net	$11,291	$12,187

6. INVENTORIES

Inventories consist of the following (in thousands):

	Balance as of
	March 31,	December 31,
	2018	2017
Raw materials	$16,802	$13,663
Work-in-process	1,796	2,264
Finished goods	2,408	1,785
Inventories	$21,006	$17,712

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

7.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	Balance as of
	March 31,	December 31,
	2018	2017
Prepaid sales and marketing expenses	$1,617	$1,538
Taxes receivable	2,133	1,222
Prepaid insurance	797	1,124
Other prepaid expenses and assets	1,900	3,294
Total	$6,447	$7,178

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

8. NON-CURRENT ASSETS

Non-current assets consist primarily of patent acquisition and assignment costs.

9.  ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following (in thousands):

	Balance as of
	March 31,	December 31,
	2018	2017
Accrued employee compensation and benefits	$2,123	$3,642
Reserve for product returns (see Note 2)	7,857	7,854
Product-related accruals (see Note 2)	5,353	5,751
Accrued interest on debt (see Note 13)	2,123	410
Accrued manufacturing costs	948	1,238
Other accrued liabilities	2,384	2,580
Total	$20,788	$21,475

The amounts included in other accrued liabilities consist of obligations primarily related to sales, marketing, research, clinical development, corporate activities, the STENDRA license and royalties.

10. NON-CURRENT ACCRUED AND OTHER LIABILITIES

Non-current accrued and other liabilities were $0.3 million and $0.3 million at March  31, 2018 and December 31, 2017, respectively, and were primarily comprised of deferred rent and security deposits.

11. DEFERRED REVENUE

Deferred revenue relates to a prepayment for future royalties on sales of SPEDRA. In the first quarter of 2018, the Company recorded $0.3 million of revenues which had been deferred as of December 31, 2017.

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

For the three months ended March  31, 2018, total interest expense related to the Convertible Notes was $8.4 million, including amortization of $5.1 million of the debt discount and amortization of $273,000 of deferred financing costs. For the three months ended March 31, 2017, total interest expense related to the Convertible Notes was $7.9 million, including amortization of $4.7 million of the debt discount and amortization of $247,000 of deferred financing costs.

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

For the three months ended March 31, 2018, the interest expense related to the Senior Secured Notes was $0.1 million, including amortization of deferred financing costs of $7,000. For the three months ended March 31, 2017, the interest expense related to the Senior Secured Notes was $1.0 million, including amortization of deferred financing costs of $38,000.

The following table summarizes information on the debt (in thousands):

March 31,
2018
Convertible Senior Notes due 2020	$250,000
Senior Secured Notes due 2018	1,597
251,597
Less: Debt issuance costs	(761)
Less: Discount on convertible senior notes	(14,329)
236,507
Less: Current portion	(836)
Long-term debt, net of current portion	$235,671

Future estimated payments as of March 31, 2018 are as follows:

2018	$12,950
2019	11,250
2020	256,250
Total	280,450
Less: Interest portion	(28,853)
Senior Secured Notes	$251,597

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

As the Company recognized a net loss for each of the three-month periods ended March 31, 2018 and 2017, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. Awards and options which were not included in the computation of diluted net loss per share because the effect would be anti-dilutive were 16,729,000 and 12,731,000, respectively, for the three months ended March 31, 2018 and 2017.

15. INCOME TAXES

For the three months ended March 31, 2018, the Company recorded a provision for income taxes of $12,000. For the three months ended March 31, 2017, the Company recorded a benefit from taxes of $12,000. The benefit and provision for income taxes for each of the periods was primarily comprised of state taxes during the period.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets in the United States as of March  31, 2018. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

As of March 31, 2018, the Company’s unrecognized tax benefit is related to the federal and California research and development credits which result in an unrecognized tax benefit balance of $121,000. The Company does not expect to have any other significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, certain tax years remain open to tax audit. The Company’s policy is to recognize interest and penalties related to uncertain tax positions (if any) as a component of the income tax provision.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other changes is an interest expense deduction limitation effective January 1, 2018. Under the guidance of Staff Accounting Bulletin 118, the Company has estimated an additional $12.1 million non-deductible accrued interest expense in the forecasted taxable income computation, for which the accounting is incomplete but a reasonable estimate can be determined. Due to the overall taxable loss and valuation allowance position, there would be no material provision impact.

16. LEGAL MATTERS

Shareholder Lawsuit

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114-cv-261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14-cv-03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs voluntarily dismissed their state court action with prejudice. Defendants moved to dismiss the federal action and moved to dismiss again after plaintiffs amended their complaint to include additional factual allegations and to add seven new claims under California law. The court granted the latter motion on June 18, 2015, dismissing the seven California claims with prejudice and dismissing the two federal claims with leave to amend. Plaintiffs filed a Second Amended Complaint on August 17, 2015. Defendants moved to dismiss that complaint as well. On April 19, 2016, the court granted defendants’ motion to dismiss with prejudice and entered judgment in favor of defendants. Plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals on May 18, 2016. The Ninth Circuit issued a decision on January 16, 2018, affirming the district court’s dismissal of the action. The deadlines for Plaintiffs to seek rehearing in the Ninth Circuit and to file a petition for certiorari in the Supreme Court have now expired and the matter is concluded.

Qsymia ANDA Litigation

On May 7, 2014, the Company received a Paragraph IV certification notice from Actavis Laboratories FL indicating that it filed an abbreviated new drug application, or ANDA, with the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Qsymia. The initial notice alleged that six patents listed for Qsymia in the FDA Orange Book at the time the notice was received are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Qsymia as described in their ANDA. On June 12, 2014, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as Actavis. Additional patents covering Qsymia have been issued since May 2014 and after receiving Paragraph IV certification notices from Actavis with respect to those patents, the Company filed additional lawsuits against Actavis to include these additional patents in the litigation. On August 17, 2015, the lawsuits against Actavis were consolidated into a single suit (Case No. 14-3786 (SRC)(CLW)).

On June 29, 2017, the Company entered into a settlement agreement with Actavis resolving the suit against Actavis. On July 5, 2017, the U.S. District Court for the District of New Jersey entered an order dismissing the suit. In accordance with legal requirements, we have submitted the settlement agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review.

On March 5, 2015, the Company received a Paragraph IV certification notice from Teva Pharmaceuticals USA, Inc. indicating that it filed an ANDA with FDA, requesting approval to market a generic version of Qsymia and contending that patents listed for Qsymia in the Orange Book at the time of the notice are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of a generic form of Qsymia as described in their ANDA. On April 15, 2015, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Teva Pharmaceutical USA, Inc. and Teva Pharmaceutical Industries, Ltd., collectively referred to as Teva. A second Paragraph IV certification notice was received from Teva with respect to patents covering Qsymia that issued after March 2015, and the Company filed an additional lawsuit against Teva to include these additional patents in the litigation. The lawsuits against Teva were consolidated into a single suit (Case No. 15-2693 (SRC)(CLW)). On September 27, 2016, Dr. Reddy’s Laboratories, S.A. and Dr. Reddy’s Laboratories, Inc., collectively referred to as DRL, were substituted for Teva as defendants in the lawsuits.

On August 28, 2017, the Company entered into a settlement agreement with DRL resolving the suit against DRL. On September 6, 2017, the U.S. District Court for the District of New Jersey entered an order dismissing the suit. In accordance with legal requirements, we have submitted the settlement agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review.

The settlements resolve all patent litigation brought by VIVUS against generic pharmaceutical companies that have filed ANDAs seeking approval to market generic versions of Qsymia. The settlement agreement with Actavis will permit Actavis to begin selling a generic version of Qsymia on December 1, 2024, or earlier under certain circumstances. The settlement with DRL will permit DRL to begin selling a generic version of Qsymia on June 1, 2025, or earlier under certain circumstances.

STENDRA ANDA Litigation

On June 20, 2016, the Company received a Paragraph IV certification notice from Hetero USA, Inc. and Hetero Labs Limited, collectively referred to as Hetero, indicating that it filed an ANDA with FDA, requesting approval to market a generic version of STENDRA and contending that patents listed for STENDRA in the Orange Book at the time of the notice are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of a generic form of STENDRA as described in their ANDA. On July 27, 2016, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Hetero (Case No. 16-4560 (KSH)(CLW)). On January 3, 2017, we entered into a settlement agreement with Hetero. Under the settlement agreement, Hetero was granted a license to manufacture and commercialize the generic version of STENDRA described in its ANDA filing in the United States as of the date that is the later of (a) October 29, 2024, which is 180 days prior to the expiration of the last to expire of the patents-in-suit, or (b) the date that Hetero obtains final approval from FDA of the Hetero ANDA. The settlement agreement provides for a full settlement of all claims that were asserted in the suit.

The Company is not aware of any other asserted or unasserted claims against it where it believes that an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

17. SUBSEQUENT EVENTS

In April 2018, the Company entered into a stock purchase agreement with Willow Biopharma Inc., or Willow, and its shareholders, under which the Company agreed to acquire all of the equity interest of Willow in exchange for warrants to purchase up to 3.57 million shares of the Company’s common stock with a per share exercise price of $0.37, the closing price of the Company’s common stock on the date of grant. With this acquisition, the Company announced the addition of three new members to its senior leadership team. John Amos, who previously served as the Executive Chairman of Willow, has been named the new Chief Executive Officer of VIVUS and a member of the VIVUS Board of Directors. Kenneth Suh will remain as President and Chief Executive Officer of Willow. M. Scott Oehrlein, who served as Chief Operations Officer of Willow, has been named to the newly created position of Chief Operations Officer of VIVUS.

In April 2018, the Company entered into an asset purchase agreement with Jansen Pharmaceuticals, Inc.  to acquire all product rights for PANCREAZE® (pancrelipase) in the United States and PANCREASE® MT in Canada for $135 million in cash. PANCREAZE is a pancreatic enzyme preparation specifically indicated for the treatment of exocrine pancreatic insufficiency due to cystic fibrosis or other conditions. The transaction is expected to close before the end of the second quarter of 2018, pending expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the satisfaction of other customary closing conditions.

Also in April 2018, the Company entered into a note purchase agreement with affiliates of Athyrium Capital Management for the issuance and sale of up to $110 million of 10.375% senior secured notes due 2024 to be issued substantially concurrently with the consummation of the PANCREAZE acquisition, or the Note Purchase Agreement. The Note Purchase Agreement also allows up to an additional $10 million of 10.375% senior secured notes due 2024 to be issued at the Company’s option within 12 months of the initial issue date, subject to certain conditions. Additionally, the Note Purchase Agreement provides for the issuance of warrants to purchase up to 3.3 million shares of the Company’s common stock, to be issued concurrently with the issuance of the initial notes. The Note Purchase Agreement contains customary representations, warranties, covenants, conditions and indemnities. Concurrently with the issuance of the senior secured notes, the Company will repurchase Convertible Notes held by

Athyrium, with a face value of $60 million, for $51 million plus accrued interest. The issuance of the notes and the warrants is conditioned upon, among other things, the satisfaction of the closing conditions under the PANCREAZE Asset Purchase Agreement or the consummation of the transactions contemplated thereunder.

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

•	our, or our current or potential partners’, ability to successfully seek and gain approval for Qsymia in territories outside the U.S. and EU;
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

•	Sanofi Chimie’s ability to manufacture avanafil active pharmaceutical ingredient and Sanofi Winthrop Industrie’s ability to manufacture avanafil tablets;
•	the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand;

Risks and uncertainties related to our business:

•	our history of losses and variable quarterly results;
•	substantial competition;
•	our ability to minimize expenses that are not essential to expanding the use of STENDRA/SPEDRA and Qsymia or that are not related to product development;
•	risks related to our ability to protect our intellectual property and litigation in which we are involved or may become involved;
•	uncertainties of government or third-party payor reimbursement;
•	our reliance on sole-source suppliers, third parties and our collaborative partners;
•	our ability to successfully develop or acquire a proprietary formulation of tacrolimus as a precursor to initiating our clinical development process;
•	our ability to identify and acquire development and cash flow generating assets;
•

risks related to the failure to obtain or retain federal or state-controlled substances registrations and noncompliance with Drug Enforcement Administration, or DEA, or state controlled substances regulations;

•	risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations;
•	our ability to develop a proprietary formulation and to demonstrate through clinical testing the quality, safety, and efficacy of our current and future investigational drug candidates;
•	the timing of initiation and completion of clinical trials and submissions to U.S. and foreign authorities;
•	the results of post-marketing studies are not favorable;
•	compliance with post-marketing regulatory standards, post-marketing obligations or pharmacovigilance rules is not maintained;
•	the volatility and liquidity of the financial markets;
•	our liquidity and capital resources;
•	our expected future revenues, operations and expenditures;
•	potential change in our business strategy to enhance long-term stockholder value;
•	our ability to address or potentially reduce our outstanding balance of the $250 million of convertible notes due in 2020;
•	our ability to complete the PANCREAZE® acquisition;
•	the impact of recent changes to our Board of Directors and senior management team;
•	our ability to successfully integrate the new senior management team; and
•	other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, including those set forth in this filing as “Item 1A. Risk Factors.”

When we refer to “we,” “our,” “us,” the “Company” or “VIVUS” in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 14, 2018 and as amended by the Form 10-K/A filed with the SEC on April 26, 2018, and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

OVERVIEW

VIVUS is a specialty pharmaceutical company with two approved therapies and one product candidate in active clinical development. Qsymia® (phentermine and topiramate extended release) is approved by FDA for chronic weight management. STENDRA® (avanafil) is approved by FDA for erectile dysfunction, or ED, and by the EC under the trade name SPEDRA, for the treatment of ED in the EU.  Tacrolimus is in active clinical development and is being studied in patients with pulmonary arterial hypertension, or PAH.

In April 2018, we  entered into an agreement to acquire the U.S. and Canadian commercial rights for PANCREAZE® (pancrelipase). The closing of this acquisition is subject to governmental reviews and is expected to close before the end of the second quarter of 2018. PANCREAZE is indicated for the treatment of exocrine pancreatic insufficiency due to cystic fibrosis or other conditions.

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

In 2017, we acquired tacrolimus and ascomycin, both compounds to be utilized for the treatment of PAH, we licensed Qsymia in South Korea, and we reacquired the rights for SPEDRA in Africa, the Middle East, Turkey, and the Commonwealth of Independent States, or CIS, including Russia.

Early in 2018, we announced that we would focus our strategy on building a portfolio of cash flow generating assets to leverage our expertise in commercializing specialty pharma assets. In May 2018, we announced the first acquisition under this strategy as we entered into an asset purchase agreement with Jansen Pharmaceuticals, Inc.  to acquire all product rights for PANCREAZE® (pancrelipase) in the United States and PANCREASE® MT in Canada for $135 million in cash. PANCREAZE is a pancreatic enzyme preparation consisting of pancrelipase, an extract derived from porcine pancreatic glands, as well as other enzyme classes, including porcine-derived lipases, proteases, and amylases. The pancreatic enzymes in PANCREAZE act like digestive enzymes physiologically secreted by the pancreas. PANCREAZE is specifically indicated for the treatment of exocrine pancreatic insufficiency due to cystic fibrosis or other conditions. We believe we can support PANCREAZE in the U.S. market with a focused selling effort that leverages our existing U.S. field force and internal commercial infrastructure.  We expect to build a small commercial presence in Canada to support PANCREASE MT, the trade name for pancrelipase in Canada. We expect to close this transaction before the end of the second quarter of 2018, pending expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the satisfaction of other customary closing conditions.

Another key strategy for 2018 was the recruitment and hiring of a permanent full-time CEO. In April 2018, we announced the acquisition of Willow Biopharma Inc., or Willow. With this acquisition, we announced the addition of three new members of our senior leadership team. John Amos has been named our new Chief Executive Officer and a member of the VIVUS Board of Directors. Kenneth Suh will continue as President and Chief Executive Officer of Willow. M. Scott Oehrlein has been named to the newly created position of Chief Operations

Officer of VIVUS. These three individuals have a strong track record of building successful cash-flow positive businesses through product acquisition. In combination with the current members of the senior leadership team, we believe that we are well positioned to continue to successfully execute on our 2018 business plan.

In April 2018, we entered into a note purchase agreement with affiliates of Athyrium Capital Management for the issuance and sale of up to $110 million of 10.375% senior secured notes due 2024 to be issued substantially concurrently with the consummation of the PANCREAZE acquisition, or the Note Purchase Agreement. The Note Purchase Agreement also allows up to an additional $10 million of 10.375% senior secured notes due 2024 to be issued at our option within 12 months of the initial issue date, subject to certain conditions. Additionally, the Note Purchase Agreement provides for the issuance of warrants to purchase up to 3.3 million shares of our common stock, to be issued concurrently with the issuance of the initial notes. The Note Purchase Agreement contains customary representations, warranties, covenants, conditions and indemnities. Concurrently with the issuance of the senior secured notes, we will repurchase Convertible Notes held by Athyrium, with a face value of $60 million, at a discount to par plus accrued interest. The issuance of the notes and the warrants is conditioned upon, among other things, the satisfaction of the closing conditions under the PANCREAZE Asset Purchase Agreement or the consummation of the transactions contemplated thereunder. We continue our evaluation of alternatives for addressing our remaining convertible notes due in May 2020, which will total $190 million upon closing of the repurchase from Athyrium.

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

Tacrolimus for the treatment of PAH has received Orphan Drug Designation from FDA in the United States and the European Medicines Agency in the EU. We are focusing on the development of a proprietary oral formulation of tacrolimus to be used in a clinical development program and for commercial use. We anticipate filing an IND with FDA and completing the development of our proprietary formulation of tacrolimus in 2018.

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

Our significant accounting policies are more fully described in Note 1 to our audited consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, or our Annual Report, as filed with the SEC on March 14, 2018. There has been one significant change in our critical accounting policies during the three months ended March 31, 2018, as outlined below:

Revenue Recognition

For all revenue transactions, we evaluate our contracts with our customers to determine revenue recognition using the following five-step model:

1)We identify the contract(s) with a customer

2)We identify the performance obligations in the contract

3)We determine the transaction price

4)We allocate the transaction price to the identified performance obligations

5)We recognize revenue when (or as) the entity satisfies a performance obligation

Product Revenue:

Product revenue is recognized at the time of shipment at which time we have satisfied our performance obligation. Product revenue is recognized net of consideration paid to our customers, wholesalers and certified pharmacies. Such consideration is for services rendered by the wholesalers and pharmacies in accordance with the wholesalers and certified pharmacy services network agreements, and includes a fixed rate per prescription shipped and monthly program management and data fees. These services are not deemed sufficiently separable from the customers’ purchase of the product; therefore, they are recorded as a reduction of revenue at the time of revenue recognition.

Other product revenue allowances include a reserve for estimated product returns, certain prompt pay discounts and allowances offered to our customers, program rebates and chargebacks. These product revenue allowances are recognized as a reduction of revenue at the date at which the related revenue is recognized. We also offer discount programs to patients. Calculating certain of these items involves estimates and judgments based on sales or invoice data, contractual terms, utilization rates, new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates or chargebacks. We review the adequacy of product revenue allowances on a quarterly basis. Amounts accrued for product revenue allowances are adjusted when trends or significant events indicate that adjustment is appropriate and to reflect actual experience. See Note 9 for product reserve balances.

Change in Accounting Estimate in 2017

We ship units of Qsymia through a distribution network that includes certified retail pharmacies. We began shipping Qsymia in September 2012 and grant rights to our customers to return unsold product from six months prior to and up to 12 months subsequent to product expiration. This has resulted in a potential return period of from 24 to 36 months depending on the ship date of the product. As we had no previous experience in selling Qsymia and given the lengthy return period, we were not initially able to reliably estimate expected returns of Qsymia at the time of shipment, which was required by the accounting literature at the time,  and therefore recognized revenue when units were dispensed to patients through prescriptions, at which point the product was not subject to return, or when the expiration period had ended.

Beginning in the first quarter of 2017, with 48 months of returns experience, we believed that we had sufficient data and experience from selling Qsymia to reliably estimate expected returns. Therefore, beginning in the first quarter of 2017, under the then relevant accounting literature,  we began recognizing revenue from the sales of Qsymia upon shipment and recording a reserve for expected returns at the time of shipment.

In accordance with this change in accounting estimate, in the first quarter of 2017 we recognized a one-time adjustment relating to products that had been previously shipped, consisting of $17.9 million of gross revenues, adjusted for an expected returns reserve of $5.7 million and estimated gross-to-net charges of $4.9 million, for a net impact of $7.3 million in revenues. We also recorded increased cost of goods sold of $0.6 million and marketing expense of $0.7 million associated with the change in accounting estimate. The increase in net product revenue resulted in a decrease in net loss of $6.0 million or $0.06 per share in the first quarter of 2017.

Supply Revenue:

We produce STENDRA or SPEDRA through a contract manufacturing partner and then sell it to our commercialization partners. We are the primary responsible party in the commercial supply arrangements and bear significant risk in the fulfillment of the obligations, including risks associated with manufacturing, regulatory compliance and quality assurance, as well as inventory, financial and credit loss. As such, we recognize supply revenue on a gross basis as the principal party in the arrangements. We recognize supply revenue at the time of shipment and, in the unusual case where the product does not meet contractually-specified product dating criteria at the time of shipment to the partner, we record a reserve for estimated product returns. There are no such reserves as of March 31, 2018.

License and Milestone Revenue

License and milestone revenues related to arrangements, usually license and/or supply agreements, entered into by us are recognized by following the five-step process outlined above. The allocation and timing of recognition of such revenue will be determined by that process and the amounts recognized and the timing of that recognition may not exactly follow the wording of the agreement as the amount allocated following the accounting analysis of the agreement may differ and the timing of recognition of a significant performance obligation may predate the contractual date.

Royalty Revenue

We rely on data provided by our collaboration partners in determining our contractually-based royalty revenue. Such data includes accounting estimates and reports for various discounts and allowances, including product returns. We record royalty revenues based on the best data available and make any adjustments to such revenues as such information becomes available.

RESULTS OF OPERATIONS

Revenues

			% Change
	Three Months Ended March 31,		Increase/ (Decrease)
(in thousands, except for percentages)	2018	2017	2018 vs 2017
Revenue:
Net product revenue	$9,632	$17,620	(45)%
License and milestone revenue	—	5,000	(100)%
Supply revenue	1,683	3,812	(56)%
Royalty revenue	585	580	1%
Total revenue	$11,900	$27,012	(56)%

Net product revenue

Net product revenue for the three months ended March 31, 2017 includes a one-time adjustment of $7.3 million related to shipments, which had previously been deferred due to our change to the “sell-in” revenue recognition methodology.  In the first quarters of 2018 and 2017, we shipped approximately 83,000 units and 89,000 units, respectively, of Qsymia to wholesalers, excluding the one-time adjustment for the change in accounting estimate in the first quarter of 2017. Approximately 92,000 and 102,000 Qsymia prescriptions were dispensed in the first quarters of 2018 and 2017, respectively.  The change in the timing of when we recognize revenue could result in higher volatility of Qsymia sales compared to those historically reported. We expect Qsymia net product revenue in 2018 to decrease from 2017 levels due to market conditions.

License and milestone revenue

There was no license and milestone revenue for the three months ended March 31, 2018. License and milestone revenue for the three months ended March 31, 2017 consisted of a one-time $5.0 million payment received for a license to certain clinical and non-clinical data related to phentermine. License and milestone revenues are dependent on the timing of entering into new collaborations and the timing of our collaborators meeting certain milestone events. As a result, our license and milestone revenue will fluctuate materially between periods.

Supply revenue

The decrease in supply revenue in 2018 as compared to 2017 is due to the timing of orders from our commercialization partners. We supply STENDRA/SPEDRA to our collaborations partners on a cost-plus basis. The variations in supply revenue are a result of the timing of orders placed by our partners and may or may not reflect end user demand for STENDRA/SPEDRA. The timing of purchases by our commercialization partners will be affected by, among other items, their minimum purchase commitments, end user demand, and distributor inventory levels. As a result, supply revenue has and will continue to fluctuate materially between reporting periods.

Royalty revenue

We record royalty revenue related to STENDRA/SPEDRA based on reports provided by our partners. We expect royalty revenue in 2018 to remain relatively constant from 2017 levels.

Cost of goods sold

			% Change
	Three Months Ended March 31,		Increase/ (Decrease)
	2018	2017	2018 vs 2017
	(In thousands, except percentages)
Qsymia cost of goods sold	$1,135	$2,665	(57)%
STENDRA/SPEDRA cost of goods sold	1,586	3,502	(55)%
Total cost of goods sold	$2,721	$6,167	(56)%

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

Cost of goods sold decreased overall in 2018 as compared to 2017 due primarily to decreased Qsymia product revenue and STENDRA/SPEDRA supply revenue. The change in cost of goods sold as a percentage of net product and supply revenue was due primarily to the sales mix between Qsymia and STENDRA/SPEDRA during the periods.

Selling, general and administrative expense

			% Change
	Three Months Ended March 31,		Increase/ (Decrease)
	2018	2017	2018 vs 2017
	(In thousands, except percentages)
Selling and marketing	$4,279	$5,459	(22)%
General and administrative	5,789	5,972	(3)%
Total selling, general and administrative expenses	$10,068	$11,431	(12)%

The decrease in selling and marketing expenses for the three months ended March  31, 2018, compared to the same period in 2017, was due primarily to lower employee costs as a result of the reduction of the size of our sales force in 2017, partially offset by increased spending for marketing programs. Selling and marketing expenses are expected to stay flat or decrease in the remainder of 2018 as compared to the first quarter of 2018.

The decrease in general and administrative expenses in the three months ended March  31, 2018 compared to the same period in 2017 was primarily due to lower spending for corporate activities. General and administrative expenses could fluctuate significantly due to the timing of activities within our business strategy review.

Research and development expense

			% Change
	Three Months Ended March 31,		Increase/(Decrease)
Drug Indication/Description	2018	2017	2018 vs 2017
	(In thousands, except percentages)
Qsymia	$19	$108	(82)%
STENDRA	49	2	2,350%
Tacrolimus - PAH	561	1,186	(53)%
Share-based compensation	81	85	(5)%
Overhead costs*	693	799	(13)%
Total research and development expenses	$1,403	$2,180	(36)%

*Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

The decrease in total research and development expenses in the three months ended March  31, 2018 as compared to the same period in 2017 was primarily due to lower spending for the development of tacrolimus for the treatment of PAH, as the spending in 2017 included the license fees paid to Selten. We expect that our research and development expenses will increase over the remaining nine months in 2018 as we continue to complete our post-marketing requirements for Qsymia, specifically an adolescent safety and efficacy trial, and increase development activities for tacrolimus for the treatment of PAH.

Interest expense and other expense, net

Interest expense and other expense, net was $8.3 million for each of the three months ended March 31, 2018 and 2017. Interest expense and other expense, net consists primarily of interest expense and the amortization of issuance costs from our Convertible Notes and Senior Secured Notes and the amortization of the debt discount on the Convertible Notes. Other expense and income were not significant. We expect interest and other expense (income) for the remainder of 2018 to remain relatively consistent with first quarter levels.

(Benefit from) provision for income taxes

For the three months ended March 31, 2018, we recorded a provision for income taxes of $12,000, compared to a benefit of $12,000 for the three months ended March 31, 2017. The benefit and provision for income taxes for both of the periods is primarily comprised of state taxes during the period.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on our deferred tax assets in the U.S. as of March  31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Cash, cash equivalents and available-for-sale securities totaled $209.1 million at March  31, 2018, as compared to $226.3 million at December 31, 2017. The decrease was primarily due to net cash used for operating activities and debt service obligations during the period.

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

Accounts receivable (net of allowance for cash discounts) at March  31, 2018, was $11.3 million, as compared to $12.2 million at December 31, 2017. Currently, we do not have any significant concerns related to accounts receivable or collections.

Summary Cash Flows

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash provided by (used for):
Operating activities	$(11,988)	$(7,072)
Investing activities	26,991	(7,882)
Financing activities	(4,590)	(2,076)

Operating Activities.  For the three months ended March 31, 2018, cash used for operating activities resulted from our net loss as adjusted for non-cash items, including the decrease in deferred revenue, in addition to an increase in inventories and a decrease in accounts payable.  For the three months ended March 31, 2017, cash used for operating activities resulted from our net loss as adjusted for non-cash items. Additional decreases were due to increases in accounts receivable, partially offset by decreases in prepaid expenses and increases in accrued liabilities.

Investing Activities.  Cash used or provided by investing activities primarily relates to the purchases and maturities of investment securities. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturities of these investment securities.

Financing Activities.    Cash used for financing activities for the three months ended March 31, 2018 and 2017 primarily related to our repayments of $4.6 million and $2.1 million, respectively, under the Senior Secured Notes.

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs at least for the next twelve months. However, we anticipate that we may require additional funding to evaluate commercial opportunities, which could come in the form of an asset acquisition, such as our acquisition of PANCREAZE, a license, a co-development agreement, a merger or acquisition or other form, create a pathway for centralized approval of the marketing authorization application for Qsiva in the EU, conduct post-approval clinical studies for Qsymia, conduct non-clinical and clinical research and development work to support regulatory submissions and applications for our current and future investigational drug candidates, finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, to fund operating expenses and manufacture quantities of our investigational drug candidates and to make payments under our existing license agreements and supply agreements.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences pursuant to indemnification agreements, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, stockholder suits and tax matters and as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of March  31, 2018.

Contractual Obligations

During the three months ended March 31, 2018, there were no material changes to our contractual obligations described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, filed with the SEC on March 14, 2018, and as amended by the Form 10-K/A filed on April 26, 2018 with the SEC, other than the fulfillment of existing obligations in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Interest Rate Risk

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements and foreign currency exchange risk. Our cash, cash equivalents and available-for-sale securities as of March  31, 2018, consisted primarily of money market funds, U.S. Treasury securities and corporate debt securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our market risk associated with interest rate movements is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at March 31, 2018, by approximately $1.0 million. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Shareholder Lawsuit

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114 cv 261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14 cv 03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs voluntarily dismissed their state court action with prejudice. Defendants moved to dismiss the federal action and moved to dismiss again after plaintiffs amended their complaint to include additional factual allegations and to add seven new claims under California law. The court granted the latter motion on June 18, 2015, dismissing the seven California claims with prejudice and dismissing the two federal claims with leave to amend. Plaintiffs filed a Second Amended Complaint on August 17, 2015. Defendants moved to dismiss that complaint as well. On April 19, 2016, the court granted defendants’ motion to dismiss with prejudice and entered judgment in favor of defendants. Plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals on May 18, 2016. The Ninth Circuit issued a decision on January 16, 2018, affirming the district court’s dismissal of the action. The deadlines for Plaintiffs to seek rehearing in the Ninth Circuit and to file a petition for certiorari in the Supreme Court have now expired and the matter is concluded.

Qsymia ANDA Litigation

On May 7, 2014, the Company received a Paragraph IV certification notice from Actavis Laboratories FL indicating that it filed an abbreviated new drug application, or ANDA, with the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Qsymia. The initial notice alleged that six patents listed for Qsymia in the FDA Orange Book at the time the notice was received are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Qsymia as described in their ANDA. On June 12, 2014, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as Actavis. Additional patents covering Qsymia have been issued since May 2014 and after receiving Paragraph IV certification notices from Actavis with respect to those patents, the Company filed additional lawsuits against Actavis to include these additional patents in the litigation. On August 17, 2015, the lawsuits against Actavis were consolidated into a single suit (Case No. 14-3786 (SRC)(CLW)).

On June 29, 2017, the Company entered into a settlement agreement with Actavis resolving the suit against Actavis. On July 5, 2017, the U.S. District Court for the District of New Jersey entered an order dismissing the suit. In accordance with legal requirements, we have submitted the settlement agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review.

On March 5, 2015, the Company received a Paragraph IV certification notice from Teva Pharmaceuticals USA, Inc. indicating that it filed an ANDA with FDA, requesting approval to market a generic version of Qsymia and contending that patents listed for Qsymia in the Orange Book at the time of the notice are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of a generic form of Qsymia as described in their ANDA. On April 15, 2015, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Teva Pharmaceutical USA, Inc. and Teva Pharmaceutical Industries, Ltd., collectively referred to as Teva. A second Paragraph IV certification notice was received from Teva with respect to patents covering Qsymia that issued after March 2015, and the Company filed an additional lawsuit against Teva to include these additional patents in the litigation. The lawsuits against Teva were consolidated into a single suit (Case No. 15-2693 (SRC)(CLW)). On September 27, 2016, Dr. Reddy’s Laboratories, S.A. and Dr. Reddy’s Laboratories, Inc., collectively referred to as DRL, were substituted for Teva as defendants in the lawsuit.

On August 28, 2017, the Company entered into a settlement agreement with DRL resolving the suit against DRL. On September 6, 2017, the U.S. District Court for the District of New Jersey entered an order dismissing the suit. In accordance with legal requirements, we have submitted the settlement agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review.

The settlements resolve all patent litigation brought by VIVUS against generic pharmaceutical companies that have filed ANDAs seeking approval to market generic versions of Qsymia. The settlement agreement with Actavis will permit Actavis to begin selling a generic version of Qsymia on December 1, 2024, or earlier under certain circumstances. The settlement with DRL will permit DRL to begin selling a generic version of Qsymia on June 1, 2025, or earlier under certain circumstances.

STENDRA ANDA Litigation

On June 20, 2016, the Company received a Paragraph IV certification notice from Hetero USA, Inc. and Hetero Labs Limited, collectively referred to as Hetero, indicating that it filed an ANDA with FDA, requesting approval to market a generic version of STENDRA and contending that patents listed for STENDRA in the Orange Book at the time of the notice are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of a generic form of STENDRA as described in their ANDA. On July 27, 2016, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Hetero (Case No. 16-4560 (KSH)(CLW)). On January 3, 2017, we entered into a settlement agreement with Hetero. Under the settlement agreement, Hetero was granted a license to manufacture and commercialize the generic version of STENDRA described in its ANDA filing in the United States as of the date that is the later of (a) October 29, 2024, which is 180 days prior to the expiration of the last to expire of the patents-in-suit, or (b) the date that Hetero obtains final approval from FDA of the Hetero ANDA. The settlement agreement provides for a full settlement of all claims that were asserted in the suit.

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

Risks Relating to our Business

We may not be able to successfully close the transaction to acquire the product rights to PANCREAZE for the U.S. and Canada in a timely fashion or at all.

In May 2018, we announced that we had entered into an agreement to acquire all product rights for PANCREAZE® (pancrelipase) for the U.S. and Canada from Janssen Pharmaceuticals, Inc. for an aggregate payment of $135 million. We expect to close this transaction before the end of the second quarter of 2018, pending successfully completion of the U.S. merger review process. The process begins by filing Hart-Scott-Rodino notification forms with the Department of Justice, or DOJ, and Federal Trade Commission, or FTC,  and paying the required filing fee. This begins a 30-day period in which the DOJ and FTC work together to determine whether they will further investigate the proposed transaction. If the DOJ and FTC do not decide to further investigate the transaction, then the transaction can close at the end of the 30-day period. We cannot guarantee that the DOJ and the FTC will allow the transaction to go forward or whether they will conduct an investigation. Such investigations can be costly and time-consuming. If we are not able to successfully close the transaction in a timely fashion or at all, it could have a materially adverse impact on our financial position.

We may not be able to successfully close the note purchase transaction with Athyrium Capital Management in a timely fashion or at all.

In April 2018, we entered into a note purchase agreement with Athyrium Capital Management for the issuance and sale of up to $110 million of 10.375% senior secured notes due 2024 to be issued substantially concurrently with the consummation of the PANCREAZE acquisition described above, up to $10 million of 10.375% senior secured notes due 2024 to be issued subsequently at our option within 12 months of the initial note issue date, and warrants for up to 3.3 million shares of our common stock to be issued concurrently with the issuance of the initial notes. The note purchase transaction is subject to customary representations, warranties, covenants, conditions and indemnities, including the closing of the PANCREAZE transaction. As previously disclosed, we intend to use a portion of the net proceeds to finance a portion of the PANCREAZE transaction and to repurchase $60 million of our outstanding Convertible Notes. If we are not able to successfully close the transaction in a timely fashion or at all, it would have a materially adverse impact on our financial position.

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

We have a new management team which may cause disruption in our business, and which could have a materially adverse effect on our results of operations.

In connection with the Willow acquisition, former executives of Willow Biopharma Inc. have joined our management team, including John Amos who has joined us as our new Chief Executive Officer, M. Scott Oehrlein as our new Chief Operations Officer and Kenneth Suh as the President and CEO of Willow Biopharma Inc., now our wholly-owned subsidiary. If we are unable to successfully retain and integrate the new management team, our business could be harmed.

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

We may not be able to remain listed on The Nasdaq Stock Market.

On October 4, 2017, we received a letter from The Nasdaq Stock Market, or Nasdaq, indicating that, based upon the closing bid price of our common stock for the preceding 30 consecutive business days, we no longer meet the continued listing requirement of maintaining a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1). On April 3, 2018, we received a letter from Nasdaq indicating that we did not regain compliance within the compliance period. We have timely requested a hearing before a Nasdaq Hearing Panel. If Nasdaq delists our common stock, the delisting could adversely affect the market liquidity of our common stock and the price of our common stock.

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

We received Paragraph IV certification notices from Actavis Laboratories FL, Inc. contending that patents listed in the Orange Book for Qsymia are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of Qsymia. In response to these notices, we filed suit against Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as Actavis, to defend our patent rights.

On June 29, 2017, the Company entered into a settlement agreement with Actavis resolving the suit against Actavis. On July 5, 2017, the U.S. District Court for the District of New Jersey entered an order dismissing the suit. In accordance with legal requirements, we have submitted the settlement agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review.

We received Paragraph IV certification notices from Teva Pharmaceutical USA, Inc. and Teva Pharmaceutical Industries, Ltd. (collectively, Teva) contending that patents listed in the Orange Book for Qsymia are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of a generic form of Qsymia. In response to these notices, we filed suit against Teva to defend our patent rights. On September 27, 2016, Dr. Reddy’s Laboratories, S.A. and Dr. Reddy’s Laboratories, Inc., collectively referred to as DRL, were substituted for Teva as defendants in the lawsuit.

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

As of March 31, 2018, we have $250.0 million in 4.5% Convertible Senior Notes due May 1, 2020, which we refer to as the Convertible Notes. The Convertible Notes are convertible into approximately 16,826,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 67.3038 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $14.858 per share, subject to adjustment under certain conditions. On October 8, 2015, IEH Biopharma LLC, a subsidiary of Icahn Enterprises L.P., announced that it had received tenders for $170,165,000 of the aggregate principal amount of our Convertible Notes in its previously announced cash tender offer for any and all of the outstanding Convertible Notes. The Convertible Notes are convertible at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. Investors in our common stock will be diluted to the extent the Convertible Notes are converted into shares of our common stock, rather than being settled in cash.

In April 2018, we entered into an agreement for a new $120 million senior secured note with Athyrium Capital Management, LP, or Athyrium Notes. $110 million of the Athyrium Notes will be available upon the closing of the PANCREAZE acquisition, with the remaining $10 million available for drawing upon meeting certain EBITDA thresholds or purchasing our outstanding convertible notes. Payments on the Athyrium Notes bear interest at 10.375% and will be interest-only for the first 36 months, thereafter the notes will be repaid in 36 equal monthly payments. Concurrently, we will repurchase Convertible Notes held by Athyrium, with a face value of $60 million, for $51 million. We continue our evaluation of alternatives for addressing our remaining convertible notes due in May 2020, which will total $190 million upon closing of the repurchase from Athyrium.

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

At March 31, 2018, we had $209.1 million in cash, cash equivalents and available-for-sale securities. While at March 31, 2018, our excess cash balances were invested in money market, U.S. Treasury securities and corporate debt securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. Treasury securities or corporate debt securities as of March 31, 2018. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

For example, on March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against us and three of our former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114 cv 261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for our success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14 cv 03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs voluntarily dismissed their state court action with prejudice. Defendants moved to dismiss the federal action and moved to dismiss again after plaintiffs amended their complaint to include additional factual allegations and to add seven new claims under California law. The court granted the latter motion on June 18, 2015, dismissing the seven California claims with prejudice and dismissing the two federal claims with leave to amend. Plaintiffs filed a Second Amended Complaint on August 17, 2015. Defendants moved to dismiss that complaint as well. On April 19, 2016, the court granted defendants’ motion to dismiss with prejudice and entered judgment in favor of defendants. Plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals on May 18, 2016. The Ninth Circuit issued a decision on January 16, 2018, affirming the district court’s dismissal of the action. The deadline for Plaintiffs to seek rehearing in the Ninth Circuit and to file a petition for certiorari in the Supreme Court have now expired and the matter is concluded.

We have an accumulated deficit of $854.2 million as of March 31, 2018, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $854.2 million for the period from our inception through March 31, 2018, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 2018	1,019	$ 0.51	1,019
February 2018	935	$ 0.46	935
March 2018	876	$ 0.48	876
Total	2,830	$ 0.48	2,830	5,256

(a)

In the first quarter of 2018, restricted stock unit awards held by certain non-employee directors of the Company vested. These restricted stock units were settled by issuing to each non-employee director shares in the amount due to the director upon vesting, less the portion required to satisfy the estimated income tax liability based on the published stock price at the close of market on the settlement date or the next trading day, which the Company issued to the non-employee director in cash.

On February 23, 2018, the Company issued a warrant to purchase 1.5 million shares of the Company’s common stock to Torreya Capital, LLC, with an exercise price of $0.44 per share, a five-year term and a cashless exercise feature. 750,000 shares vested immediately and the remaining 750,000 shares will vest over a ten month period beginning February 28, 2018, subject to continued services being offered by Torreya Capital, LLC. The Company issued the warrant and will issue the underlying common stock pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

VIVUS, INC.

INDEX TO EXHIBITS

1.	2.	3.
EXHIBIT NUMBER		DESCRIPTION

3.1(1)		Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)		Amended and Restated Bylaws of the Registrant.

3.3(3)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4(4)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

3.5(5)	Amendment No. 3 to the Amended and Restated Bylaws of the Registrant.

3.6(6)	Amendment No. 4 to the Amended and Restated Bylaws of the Registrant.

3.7(7)	Amendment No. 5 to the Amended and Restated Bylaws of the Registrant.

3.8(8)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(9)	Specimen Common Stock Certificate of the Registrant.

4.2(10)	Amended and Restated Preferred Stock Rights Agreement dated as of November 9, 2016, between the Registrant and Computershare Trust Company, N.A.

4.3(11)	Indenture dated as of May 21, 2013, by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee.

4.4(12)	Form of 4.50% Convertible Senior Note due May 1, 2020.

4.5*	Warrant to Purchase Shares of Common Stock issued to Torreya Capital, LLC dated February 23, 2018.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March  31, 2018, formatted in eXtensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes.

*Filed herewith.

+Furnished herewith.

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

Date: May 8, 2018	VIVUS, Inc.

/s/ John Amos
John Amos
Chief Executive Officer

/s/ Mark K. Oki
Mark K. Oki
Chief Financial Officer and Chief Accounting Officer