Form 10-Q
period 2018-06-30
VIVUS INC
filed 2018-08-07
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

At July 31, 2018,  106,227,162 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30,	December 31,
	2018	2017
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$57,181	$66,392
Available-for-sale securities	66,361	159,943
Accounts receivable, net	11,071	12,187
Inventories	22,259	17,712
Prepaid expenses and other current assets	6,399	7,178
Total current assets	163,271	263,412
Property and equipment, net	445	542
Intangible and other non-current assets	141,545	1,014
Total assets	$305,261	$264,968
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,345	$10,072
Accrued and other liabilities	26,879	21,475
Deferred revenue	1,897	2,075
Current portion of long-term debt	—	5,147
Total current liabilities	33,121	38,769
Long-term debt, net of current portion	295,498	230,536
Deferred revenue, net of current portion	4,243	4,674
Non-current accrued and other liabilities	283	327
Total liabilities	333,145	274,306
Commitments and contingencies
Stockholders’ deficit:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock; $.001 par value; 200,000 shares authorized; 106,187 and 105,977 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	106	105
Additional paid-in capital	839,310	834,730
Accumulated other comprehensive loss	(508)	(608)
Accumulated deficit	(866,792)	(843,565)
Total stockholders’ deficit	(27,884)	(9,338)
Total liabilities and stockholders’ deficit	$305,261	$264,968

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Net product revenue	$13,250	$8,518	$22,882	$26,138
License and milestone revenue	—	—	—	5,000
Supply revenue	1,042	2,119	2,725	5,931
Royalty revenue	668	590	1,253	1,170
Total revenue	14,960	11,227	26,860	38,239

Operating expenses:
Cost of goods sold (excluding amortization)	3,286	3,389	5,916	9,375
Amortization of intangible assets	1,273	181	1,364	362
Selling, general and administrative	11,711	11,630	21,779	23,061
Research and development	2,042	1,014	3,445	3,194
Total operating expenses	18,312	16,214	32,504	35,992

(Loss) income from operations	(3,352)	(4,987)	(5,644)	2,247

Interest expense and other expense, net	9,218	8,398	17,567	16,700
Loss before income taxes	(12,570)	(13,385)	(23,211)	(14,453)
Provision for (benefit from) income taxes	4	1	16	(11)
Net loss	$(12,574)	$(13,386)	$(23,227)	$(14,442)

Basic and diluted net loss per share:	$(0.12)	$(0.13)	$(0.22)	$(0.14)
Shares used in per share computation:
Basic and diluted	106,116	105,712	106,065	105,596

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(12,574)	$(13,386)	$(23,227)	$(14,442)
Unrealized gain on securities, net of taxes	576	109	99	234
Translation adjustment	1	—	1	—
Comprehensive loss	$(11,997)	$(13,277)	$(23,127)	$(14,208)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Operating activities:
Net loss	$(23,227)	$(14,442)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,495	501
Amortization of debt issuance costs and discounts	10,706	9,973
Amortization of discount or premium on available-for-sale securities	616	442
Share-based compensation expense	1,974	1,468
Changes in assets and liabilities:
Accounts receivable	1,116	1,037
Inventories	(2,785)	558
Prepaid expenses and other assets	779	2,912
Accounts payable	(5,727)	(323)
Accrued and other liabilities	(2,469)	4,783
Deferred revenue	(609)	(18,197)
Net cash used for operating activities	(18,131)	(11,288)
Investing activities:
Property and equipment purchases	(34)	(21)
Acquisition of PANCREAZE license	(135,000)	—
Purchases of available-for-sale securities	(7,604)	(20,915)
Proceeds from maturity of available-for-sale securities	40,411	23,120
Proceeds from sales of available-for-sale securities	60,259	7,208
Net cash (used for) provided by investing activities	(41,968)	9,392
Financing activities:
Net proceeds from debt issuance	107,991	—
Repayments of notes payable	(57,187)	(6,507)
Net proceeds from exercise of common stock options	60	—
Sale of common stock through employee stock purchase plan	24	26
Net cash provided by (used for) financing activities	50,888	(6,481)
Net decrease in cash and cash equivalents	(9,211)	(8,377)
Cash and cash equivalents:
Beginning of year	66,392	84,783
End of period	$57,181	$76,406

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE  30, 2018

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

VIVUS is a specialty pharmaceutical company with three approved therapies and one product candidate in active clinical development. Qsymia® (phentermine and topiramate extended release) is approved by the U.S. Food and Drug Administration, or FDA, for chronic weight management. STENDRA® (avanafil) is approved by FDA for erectile dysfunction, or ED, and by the European Commission, or EC, under the trade name SPEDRA, for the treatment of ED in the EU. In June 2018, the Company acquired the U.S. and Canadian commercial rights for PANCREAZE® (pancrelipase), which is indicated for the treatment of exocrine pancreatic insufficiency due to cystic fibrosis or other conditions. The Company commercializes Qsymia and PANCREAZE in the U.S. through a smalls sales force supported by an internal commercial team. The Company licenses the commercial rights to STENDRA/SPEDRA in the U.S., EU and other countries and to PANCREAZE in Canada. VI-0106 (tacrolimus) is in active clinical development and is being studied in patients with pulmonary arterial hypertension, or PAH.

When reference is made to the “Company” or “VIVUS” in these footnotes, it refers to the Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of its consolidated subsidiaries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Management has evaluated all events and transactions that occurred after June 30, 2018 through the date these unaudited condensed consolidated financial statements were filed. There were no events or transactions during this period that require recognition or disclosure in these unaudited condensed consolidated financial statements. The December 31, 2017 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed on March 14, 2018 with the Securities and Exchange Commission, or SEC, and as amended by the Form 10-K/A filed on April 26, 2018 with the SEC. Certain amounts have been reclassified to conform to current year presentation. The unaudited condensed consolidated financial statements include the accounts of VIVUS, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies since the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 with the exception of its revenue recognition policy as discussed in Note 2.

Recent Accounting Pronouncement Adopted

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This new standard supersedes most previously-existing revenue recognition guidance. The Company adopted this standard in January 2018 using the modified retrospective basis. See Note 2.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. The standard clarifies how certain cash receipts and cash payments will be presented and classified in the statement of cash flows. The Company adopted this standard in January 2018, and it had no impact on its consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), which modifies the accounting by lessees for all leases with a term greater than 12 months. This standard will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For public companies, this standard is effective for annual and interim periods beginning on or after December 15, 2018. Early adoption is permitted, but the Company intends to adopt this guidance effective January 1, 2019 using a modified retrospective transition method. The Company’s only significant lease is its operating lease for its corporate headquarters, although it has several smaller leases.  The Company is completing its analysis, but expects the adoption of this guidance to have a significant impact on its balance sheets as it will recognize right of use assets and corresponding lease liabilities. The Company expects the overall recognition of expense to be similar to current guidance, though the classification of such expense could be significantly different.

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

The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. Due in large part to the change in accounting estimate made by the Company in the first quarter of 2017, revenue amounts as reported for the three and six months ended June 30, 2017 under Topic 605 are approximately the same as they would have been under Topic 606, and the Company did not have or record a cumulative impact of adopting Topic 606 as of January 1, 2018.

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

Supply Revenue:

The Company produces STENDRA/SPEDRA through a contract manufacturing partner and then sells it to its commercialization partners. The Company is the primary responsible party in the commercial supply arrangements and bears significant risk in the fulfillment of the obligations, including risks associated with manufacturing, regulatory compliance and quality assurance, as well as inventory, financial and credit loss. As such, the Company recognizes supply revenue on a gross basis as the principal party in the arrangements. The Company recognizes supply revenue at the time of shipment and, in the unusual case where the product does not meet contractually-specified product dating criteria at the time of shipment to the partner, the Company records a reserve for estimated product returns. There are no such reserves as of June 30, 2018.

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

Revenue by Source and Geography

Revenue disaggregated by revenue source and by geographic region was as follows (in thousands):

	Three Months Ended June 30,
	2018				2017
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$11,134	$—		$11,134	$8,518	$—		$8,518
PANCREAZE - Net product revenue	2,116	—		2,116	—	—		—
PANCREAZE - Royalty revenue	—	74		74	—	—		—
STENDRA/SPEDRA—Supply revenue	525	517		1,042	—	2,119		2,119
STENDRA/SPEDRA—Royalty revenue	—	594		594	—	590		590
Total revenue	$13,775	$1,185	(1)	$14,960	$8,518	$2,709	(2)	$11,227

	Six Months Ended June 30,
	2018				2017
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$20,766	$—		$20,766	$26,138	$—		$26,138
PANCREAZE - Net product revenue	2,116	—		2,116	—	—		—
PANCREAZE - Royalty revenue	—	74		74	—	—		—
STENDRA/SPEDRA—License revenue	—	—		—	5,000	—		5,000
STENDRA/SPEDRA—Supply revenue	1,071	1,654		2,725	3,775	2,156		5,931
STENDRA/SPEDRA—Royalty revenue	—	1,179		1,179	—	1,170		1,170
Total revenue	$23,953	$2,907	(3)	$26,860	$34,913	$3,326	(4)	$38,239

(1)	$1.1 million of which was attributable to Germany.
(2)	$2.7 million of which was attributable to Germany.
(3)	$2.8 million of which was attributable to Germany.
(4)	$3.3 million of which was attributable to Germany.

Revenue and cost of goods sold by source was as follows (in thousands):

	Three Months Ended June 30,
	2018				2017
	Qsymia	PANCREAZE	STENDRA/ SPEDRA	Total	Qsymia	STENDRA/ SPEDRA	Total
Net product revenue	$11,134	$2,116	$—	$13,250	$8,518	$—	$8,518
Supply revenue	—	—	1,042	1,042	—	2,119	2,119
Royalty revenue	—	74	594	668	—	590	590
Total revenue	$11,134	$2,190	$1,636	$14,960	$8,518	$2,709	$11,227

Cost of goods sold (excluding amortization)	$1,652	$567	$1,067	$3,286	$1,400	$1,989	$3,389
Amortization of intangible assets	$90	$1,183	$—	$1,273	$181	$—	$181

	Six Months Ended June 30,
	2018				2017
	Qsymia	PANCREAZE	STENDRA/ SPEDRA	Total	Qsymia	STENDRA/ SPEDRA	Total
Net product revenue	$20,766	$2,116	$—	$22,882	$26,138	$—	$26,138
License	—	—	—	—	—	5,000	5,000
Supply revenue	—	—	2,725	2,725	—	5,931	5,931
Royalty revenue	—	74	1,179	1,253	—	1,170	1,170
Total revenue	$20,766	$2,190	$3,904	$26,860	$26,138	$12,101	$38,239

Cost of goods sold (excluding amortization)	$2,695	$568	$2,653	$5,916	$3,884	$5,491	$9,375
Amortization of intangible assets	$181	$1,183	$—	$1,364	$362	$—	$362

3. SHARE-BASED COMPENSATION

Total share-based compensation expense for all of the Company’s share-based awards was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of goods sold	$18	$14	$30	$27
Selling, general and administrative	955	640	1,787	1,269
Research and development	76	87	157	172
Total share-based compensation expense	$1,049	$741	$1,974	$1,468

Share-based compensation costs capitalized as part of the cost of inventory were $0 and $1,000 for the three months ended June 30, 2018 and 2017, respectively, and $1,000 and $5,000 for the six months ended June  30, 2018 and 2017, respectively.

4. CASH, CASH EQUIVALENTS, AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type are presented in the tables that follow (in thousands).

	As of June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$57,181	$—	$—	$57,181
U.S. Treasury securities	14,513	—	(172)	14,341
Corporate debt securities	52,357	9	(346)	52,020
Total	124,051	9	(518)	123,542
Less amounts classified as cash and cash equivalents	(57,181)	—	—	(57,181)
Total available-for-sale securities	$66,870	$9	$(518)	$66,361

	As of December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$66,392	$—	$—	$66,392
U.S. Treasury securities	21,070	1	(139)	20,932
Corporate debt securities	139,481	16	(486)	139,011
Total	226,943	17	(625)	226,335
Less amounts classified as cash and cash equivalents	(66,392)	—	—	(66,392)
Total available-for-sale securities	$160,551	$17	$(625)	$159,943

As of June 30, 2018, the Company’s available-for-sale securities had original contractual maturities up to 57 months. However, the Company may sell these securities prior to their stated maturities in response to changes in the availability of and the yield on alternative investments as well as liquidity requirements. As these securities are readily marketable and are viewed by the Company as available to support current operations, securities with maturities beyond 12 months are classified as current assets. Due to their short-term maturities, the Company believes that the fair value of its bank deposits, accounts payable and accrued expenses approximate their carrying value.

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

The following table represents the fair value hierarchy for our cash equivalents and available-for-sale securities by major security type (in thousands):

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$57,181	$—	$—	$57,181
U.S. Treasury securities	14,341	—	—	14,341
Corporate debt securities	—	52,020	—	52,020
Total	$71,522	$52,020	$—	$123,542

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$66,392	$—	$—	$66,392
U.S. Treasury securities	20,932	—	—	20,932
Corporate debt securities	—	139,011	—	139,011
Total	$87,324	$139,011	$—	$226,335

5. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	Balance as of
	June 30,	December 31,
	2018	2017
Qsymia	$10,050	$10,400
STENDRA/SPEDRA	637	1,982
PANCREAZE	571	—
	11,258	12,382
Qsymia allowance for cash discounts	(187)	(195)
Net	$11,071	$12,187

6. INVENTORIES

Inventories consist of the following (in thousands):

	Balance as of
	June 30,	December 31,
	2018	2017
Raw materials	$16,801	$13,663
Work-in-process	761	2,264
Finished goods	4,697	1,785
Inventories	$22,259	$17,712

Raw materials inventories consist primarily of the active pharmaceutical ingredients, or API, for Qsymia and STENDRA/SPEDRA. Work-in-process and finished goods inventory consist of Qsymia and STENDRA/SPEDRA and, at June 30, 2018, also included PANCREAZE inventory. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first in, first out method for all inventories, which are valued using a weighted-average cost method calculated for each production batch. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or net realizable value approach as that used to value the inventory.

7.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	Balance as of
	June 30,	December 31,
	2018	2017
Prepaid sales and marketing expenses	$1,633	$1,538
Taxes receivable	2,016	1,222
Prepaid insurance	466	1,124
Other prepaid expenses and assets	2,284	3,294
Total	$6,399	$7,178

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

8.  INTANGIBLE AND OTHER NON-CURRENT ASSETS

Intangible and other non-current assets consist of the following (in thousands):

	June 30, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
PANCREAZE license (1)	$141,895	$(1,183)	$140,712	$—	$—	$—
Janssen patents (2)	3,050	(2,416)	634	3,050	(2,235)	815
Other non-current assets	199	—	199	199	—	199
Total	$145,144	$(3,599)	$141,545	$3,249	$(2,235)	$1,014

_________________

(1)

In June 2018, the Company acquired the rights to license PANCREAZE in the U.S. and Canada, as described further in Note 12. The rights are being amortized over their estimated useful life of 10 years using the straight-line method.

(2)

In September 2014, the Company acquired certain patents relating to Qsymia from Janssen Pharmaceuticals, approximately $3.1 million of which was recorded as an intangible asset. The patents are being amortized over their estimated useful life of 5.5 years using the straight-line method.

Other non-current assets primarily consist of real estate deposits. Amortization of intangible assets was $1.3 million and $1.4 million for the three and six months ended June 30, 2018, respectively. Future expected amortization expenses for intangible assets as of June 30, 2018 are as follows (in thousands):

2018 (remainder)	$7,276
2019	14,552
2020	14,280
2021	14,190
2022	14,190
Thereafter	76,858
Total	$141,346

9.  ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following (in thousands):

	Balance as of
	June 30,	December 31,
	2018	2017
Accrued employee compensation and benefits	$2,432	$3,642
Reserve for product returns (see Note 2)	7,650	7,854
Product-related accruals (see Note 2)	5,489	5,751
Accrued interest on debt (see Note 13)	729	410
Accrued manufacturing costs	6,720	1,238
Other accrued liabilities	3,859	2,580
Total	$26,879	$21,475

The amounts included in other accrued liabilities consist of obligations primarily related to sales, marketing, research, clinical development, corporate activities, the STENDRA license and royalties.

10. NON-CURRENT ACCRUED AND OTHER LIABILITIES

Non-current accrued and other liabilities at June 30, 2018 and December 31, 2017 were primarily comprised of deferred rent and security deposits.

11. DEFERRED REVENUE

Deferred revenue relates to a prepayment for future royalties on sales of SPEDRA. In the three and six months ended June 30, 2018, the Company recorded $0.3 million and $0.6 million, respectively, of revenues which had been deferred as of December 31, 2017.

12. LICENSE, COMMERCIALIZATION AND SUPPLY AGREEMENTS

MTPC

In January 2001, the Company entered into an exclusive development, license and clinical trial and commercial supply agreement with Tanabe Seiyaku Co., Ltd., now Mitsubishi Tanabe Pharma Corporation, or MTPC, for the development and commercialization of avanafil. Under the terms of the agreement, MTPC agreed to grant an exclusive license to the Company for products containing avanafil outside of Japan, North Korea, South Korea, China, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Vietnam and the Philippines. The Company agreed to grant MTPC an exclusive, royalty free license within those countries for oral products that we develop containing avanafil. The MTPC agreement contains a number of milestone payments to be made by us based on various triggering events. The term of the MTPC agreement is based on a country by country and on a product by product basis. In August 2012, the Company entered into an amendment to the agreement with MTPC that permitted the Company to manufacture the API and tablets for STENDRA by itself or through third parties. In 2015, the Company transferred the manufacturing of the API and tablets for STENDRA to Sanofi. The Company maintains royalty obligations to MTPC which have been passed through to our commercialization partners.

Menarini

In July 2013, the Company entered into a license and commercialization agreement, or the Menarini License Agreement, and a supply agreement, or the Menarini Supply Agreement, with the Menarini Group through its subsidiary Berlin Chemie AG, or Menarini. Under the terms of the Menarini License Agreement, Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 countries, including the EU, plus Australia and New Zealand. Additionally, the Company transferred to Menarini ownership of the marketing authorization for SPEDRA in the EU for the treatment of ED, which was granted by the EC in June 2013. Under the Menarini License Agreement, the Company has and is entitled to receive milestone payments based on certain net sales targets, plus royalties on SPEDRA sales. Under the terms of the Menarini Supply Agreement, the Company will supply Menarini with SPEDRA drug product until December 31, 2018. Menarini also has the right to manufacture SPEDRA independently, provided that it continues to satisfy certain minimum purchase obligations to the Company. Following the expiration of the Menarini Supply Agreement, Menarini will be responsible for its own supply of SPEDRA. Either party may terminate the Menarini Supply Agreement for the other party’s uncured material breach or bankruptcy, or upon the termination of the Menarini License Agreement.

Sanofi

In December 2013, the Company entered into a license and commercialization agreement, or the Sanofi License Agreement, with Sanofi. Under the terms of the Sanofi License Agreement, Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in Africa, the Middle East—Turkey and Commonwealth of Independent States, including Russia, or the Sanofi Territory. In July 2013, the Company entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. In November 2013, the Company entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie to manufacture and supply the avanafil tablets on an exclusive basis in the United States and other territories and on a semi exclusive basis in Europe, including the EU, Latin America and other territories. The Company has minimum annual purchase commitments under these agreements for at least the initial five-year term.

On March 23, 2017, the Company and Sanofi entered into the Termination, Rights Reversion and Transition Services Agreement, or the Transition Agreement, effective February 28, 2017. Under the Transition Agreement, effective upon the thirtieth (30th) day following February 28, 2017, the Sanofi License Agreement terminated for all countries in the Sanofi Territory. In addition, under the Transition Agreement, Sanofi provides the Company with certain transition services in support of ongoing regulatory approval efforts while the Company seeks to obtain a new commercial partner or partners for the Sanofi Territory. The Company pays certain transition service fees to Sanofi as part of the Transition Agreement.

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

PANCREAZE

In  June 2018, the Company closed on an Asset Purchase Agreement, or the PANCREAZE Purchase Agreement, with Janssen Pharmaceuticals, Inc., or Janssen, pursuant to which the Company acquired the rights to PANCREAZE and PANCREASE MT in the U.S. and Canada  for a purchase price of $135,000,000 in cash. As part of the PANCREAZE Purchase Agreement, the Company also acquired certain existing inventory from Janssen. Related to the acquisition, the Company also acquired all of the outstanding shares of Willow Biopharma Inc., or Willow. Willow had no significant assets at the time of acquisition. The Company issued fully-exercisable warrants to the former owners of Willow for the purchase of 3,570,000 shares of the Company’s common stock at an exercise price of $0.37 per share and agreed to assume certain of Willow’s liabilities.  The amounts paid to the former owners were accounted for as a fee for the acquisition of PANCREAZE. As all the PANCREAZE assets acquired were a part of one product line, the PANCREAZE Purchase Agreement was accounted for as an asset acquisition, with an intangible asset of $141.9 million for the PANCREAZE license recorded on the balance sheet, which was comprised of the purchase price of $135.0 million, the fair value of the warrants issued of $0.8 million, the value of liabilities assumed of $0.4 million, the value of the Willow liabilities assumed of $1.5 million and accruals for estimated destruction of future unsalable inventory of $6.3 million, less the net value of PANCREAZE inventory acquired of $2.1 million.  The fair value of the warrants issued was estimated using the Black-Scholes option pricing model, using a term of 7.0 years, an estimated volatility of 61.6%, a risk-free interest rate of 2.91% and an expected dividend yield of 0%. The intangible asset is being amortized over an expected useful life of 10 years, which corresponds with the expiration of certain significant patent rights related to PANCREAZE. In connection with the PANCREAZE Purchase Agreement, the Company and Janssen also entered into transition services agreements pursuant to which Janssen and a Canadian affiliate of Janssen will provide certain transition services to the Company in the U.S. and Canada as the Company transitions to full control over the PANCREAZE supply chain. The Company and Johnson & Johnson Health Care Systems Inc., a New Jersey corporation and an affiliate of Janssen, also entered into a Long-Term Collaboration Agreement pursuant to which they will cooperate in the reporting and certification of pricing and sales data and the payment of rebates and discounts under certain governmental programs.

13. LONG-TERM DEBT AND COMMITMENTS

The Company’s indebtedness consists of the following (in thousands):

	Balance as of
	June 30,	December 31,
	2018	2017
Senior secured notes due 2018	$—	$6,187
Unamortized discount and debt issuance costs	—	(7)
Senior secured notes due 2018, net	—	6,180

Convertible senior notes due 2020	190,000	250,000
Unamortized discount and debt issuance costs	(838)	(20,497)
Convertible senior notes due 2020, net	189,162	229,503

Senior secured notes due 2024	110,000	—
Unamortized premium and debt issuance costs, net	(3,664)	—
Senior secured notes due 2024, net	106,336	—

Total debt	295,498	235,683
Less current portion	—	5,147
Total long-term debt	$295,498	$230,536

Senior Secured Notes Due 2024

In June 2018, the Company entered into an indenture, or the Indenture, with U.S. Bank National Association as trustee and collateral agent regarding the purchase agreement entered into with affiliates of Athyrium Capital Management (collectively, the “Purchasers”) for the issuance and sale of (i) $110,000,000 of 10.375% senior secured notes due 2024, or the Notes, (ii) up to an additional $10,000,000 of 10.375% senior secured notes due 2024 to be issued subsequently at the Company’s option within 12 months of the Notes issue date, subject to certain conditions, and (iii) a  warrant for 3,300,000 shares issued concurrently with the issuance of the Notes. The Notes were issued at a purchase price equal to 99% of the principal amount. The Notes contain customary representations, warranties, covenants, conditions and indemnities.

The Company used the net proceeds from the issuance of the Notes to pay (i) certain fees, costs and expenses relating to the issuance and sale of the Notes, (ii) to finance a portion of the PANCREAZE Asset Acquisition, (iii) to repurchase $60.0 million of the Company’s outstanding Convertible Notes due 2020 from the Purchasers or their affiliates for a purchase price of $51.0 million (plus accrued but unpaid interest to the repurchase date) and (iv) for general corporate purposes. The fair value of the warrant issued was estimated using the Black-Scholes option pricing model, using a term of 6.0 years, an estimated volatility of 62.7%, a risk-free interest rate of 2.83% and an expected dividend yield of 0%. The Indenture has an effective interest rate of 11.3% and includes customary covenants and events of default, including covenants that, among other things, restrict the incurrence of future indebtedness, the granting of liens, the making of investments, distributions or dividends, and the Company’s ability to merge, consolidate or sell assets, in each case subject to certain exceptions.  In addition, the Indenture includes certain financial maintenance covenants related to minimum cash balances and minimum quarterly net revenues related to PANCREAZE.

Future estimated payments on all of the Company’s indebtedness as of June 30, 2018 are as follows (in thousands):

2018 (remainder)	$10,710
2019	19,963
2020	206,163
2021	36,131
2022	41,299
Thereafter	55,400
$369,666

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

As the Company recognized a net loss for each of the three-month periods ended June  30, 2018 and 2017, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. Awards and options which were not included in the computation of diluted net loss per share because the effect would be anti-dilutive were 14,902,000 and 13,992,000, respectively, for the three months ended June 30, 2018 and 2017 and 19,261,000 and 13,301,000, respectively, for the six months ended June 30, 2018 and 2017.

15. INCOME TAXES

For the three and six months ended June 30, 2018, the Company recorded a provision for income taxes of $4,000 and $16,000, respectively. For the three and six months ended June 30, 2017, the Company recorded a provision of $1,000 and a benefit of $11,000, respectively. The benefit and provision for income taxes for each of the periods was primarily comprised of state taxes during the period.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets in the United States as of June 30, 2018. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

As of June 30, 2018, the Company’s unrecognized tax benefits were related to federal and California research and development credits which result in an unrecognized tax benefit balance of $133,000. The Company does not expect to have any other significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, certain tax years remain open to tax audit. The Company’s policy is to recognize interest and penalties related to uncertain tax positions (if any) as a component of the income tax provision.

16. LEGAL MATTERS

The Company is not aware of any asserted or unasserted claims against it where it believes that an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain “forward looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “may,” “believe,” “expect,” “forecast,” “intend,” “anticipate,” “predict,” “should,” “plan,” “likely,” “opportunity,” “estimated,” and “potential,” the negative use of these words or other similar words. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to:

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

•	our, or our current or potential partners’, ability to successfully seek and gain approval for Qsymia in territories outside the U.S.;
•

our, or our current or potential partners’, ability to successfully commercialize Qsymia including risks and uncertainties related to expansion to retail distribution, the broadening of payor reimbursement, the expansion of Qsymia’s primary care presence, and the outcomes of our discussions with pharmaceutical companies and our strategic and franchise-specific pathways for Qsymia;

•	our ability to ensure that the entire supply chain for Qsymia efficiently and consistently delivers Qsymia to our customers and partners;
•	our ability to accurately forecast Qsymia demand;
•	the impact of promotional programs for Qsymia on our net product revenue and net income (loss) in future periods;

Risks and uncertainties related to PANCREAZE (pancrelipase):

•	our ability to maintain the relationship with the sole manufacturer for PANCREAZE;
•	our ability to accurately forecast PANCREAZE demand;
•	our ability to maintain a satisfactory level of PANCREAZE inventory;
•	risks and uncertainties related to the timing, strategy, tactics and success of the marketing and sales of PANCREAZE;

•	our ability to successfully maintain market share against potential competitors that may develop alternative formulations of the drug; and
•	the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand;

Risks and uncertainties related to STENDRA® (avanafil) or SPEDRA™ (avanafil):

•	our ability to manage the supply chain for STENDRA/SPEDRA for our current or potential collaborators;
•	risks and uncertainties related to the timing, strategy, tactics and success of the launches and commercialization of STENDRA/SPEDRA by our current or potential collaborators;
•

our ability to successfully complete on acceptable terms and on a timely basis, avanafil partnering discussions for territories under our license with Mitsubishi Tanabe Pharma Corporation in which we do not have a commercial collaboration;

•	Sanofi Chimie’s ability to manufacture avanafil active pharmaceutical ingredient and Sanofi Winthrop Industrie’s ability to manufacture avanafil tablets;
•	the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand;

Risks and uncertainties related to our business:

•	our history of losses and variable quarterly results;
•	our ability to effectively manage expenses;
•	risks related to our ability to protect our intellectual property and litigation in which we are involved or may become involved;
•	uncertainties of government or third-party payor reimbursement;
•	our reliance on sole-source suppliers, third parties and our collaborative partners;
•	our ability to successfully develop or acquire a proprietary formulation of tacrolimus;
•	our ability to identify and acquire cash flow generating assets and opportunities;
•

risks related to the failure to obtain or retain federal or state-controlled substances registrations and noncompliance with Drug Enforcement Administration, or DEA, or state controlled substances regulations;

•	risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations;
•	our ability to develop a proprietary formulation and to demonstrate through clinical testing the quality, safety, and efficacy of our current and future investigational drug candidates;
•	the timing of initiation and completion of clinical trials and submissions to U.S. and foreign authorities;
•	compliance with post-marketing regulatory standards, post-marketing obligations or pharmacovigilance rules is not maintained;
•	the volatility and liquidity of the financial markets;
•	our liquidity and capital resources;
•	our expected future revenues, operations and expenditures;
•	our ability to execute on our business strategy to enhance long-term stockholder value;
•	our ability to address or potentially reduce our outstanding balance of the $190 million of convertible notes due in 2020;
•	our ability to successfully integrate recent changes to our Board of Directors and the senior management team; and
•	other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, including those set forth in this filing as “Item 1A. Risk Factors.”

When we refer to “we,” “our,” “us,” the “Company” or “VIVUS” in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

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

OVERVIEW

VIVUS is a specialty pharmaceutical company with three approved therapies and one product candidate in active clinical development. Qsymia® (phentermine and topiramate extended release) is approved by FDA for chronic weight management. STENDRA® (avanafil) is approved by FDA for erectile dysfunction, or ED, and by the EC under the trade name SPEDRA, for the treatment of ED in the EU.  In June 2018, we acquired the U.S. and Canadian commercial rights for PANCREAZE® (pancrelipase), which is indicated for the treatment of exocrine pancreatic insufficiency, or EPI, due to cystic fibrosis or other conditions. VI-0106 (tacrolimus) is in active clinical development and is being studied in patients with pulmonary arterial hypertension, or PAH.

Business Strategy

Early in 2018, we announced that we would focus our strategy on building a portfolio of cash flow generating assets to leverage our expertise in commercializing specialty pharma assets. In June 2018, we completed the first acquisition under this strategy as we acquired all product rights for PANCREAZE® (pancrelipase) in the United States and PANCREASE® MT in Canada for $135 million in cash from Janssen Pharmaceuticals. PANCREAZE is a prescription medicine used to treat people who cannot digest food normally because their pancreas does not make enough enzymes due to cystic fibrosis or other conditions. We believe we can support PANCREAZE in the U.S. market by leveraging our existing U.S. field sales force and internal commercial infrastructure.  We expect to build a small commercial presence in Canada to support PANCREASE MT, the trade name for pancrelipase in Canada.

Another key strategy for 2018 was the recruitment and hiring of a permanent full-time CEO. In April 2018, we announced the acquisition of Willow Biopharma Inc., or Willow. With this acquisition, we announced the addition of three new members to our senior leadership team. John Amos has been named our new Chief Executive Officer and a member of the VIVUS Board of Directors. Kenneth Suh continued as President and Chief Executive Officer of Willow until being named President of VIVUS in August 2018. M. Scott Oehrlein has been named to the newly created position of Chief Operations Officer of VIVUS. These three individuals have a strong track record of building successful cash-flow positive businesses through product acquisition. In combination with the current members of the senior leadership team, we believe that we are well positioned to continue to successfully execute on our 2018 business plan.

In April 2018, we entered into a note purchase agreement, or the Note Purchase Agreement, with affiliates of Athyrium Capital Management for the issuance and sale of up to $110 million of 10.375% senior secured notes due 2024 to be issued substantially concurrently with the consummation of the PANCREAZE acquisition. The Note Purchase Agreement also allows up to an additional $10 million of 10.375% senior secured notes due 2024 to be issued at our option within 12 months of the initial issue date, subject to certain conditions. Notes in the amount of $110 million were issued in June 2018. Concurrent with the issuance of the initial notes, we issued warrants to purchase 3.3 million shares of our common stock to the note holders.  Additionally, concurrent with the issuance of the senior secured notes, we repurchased Convertible Notes due 2020 held by Athyrium, with a face value of $60 million, at a discount to par plus accrued interest. We continue our evaluation of alternatives for addressing our remaining $190 million of convertible notes due in May 2020.

Commercial Products

Qsymia

FDA approved Qsymia in July 2012 as an adjunct to a reduced calorie diet and increased physical activity for chronic weight management in adult obese or overweight patients in the presence of at least one weight related comorbidity, such as hypertension, type 2 diabetes mellitus or high cholesterol, or dyslipidemia. Qsymia incorporates a proprietary formulation combining low doses of the active ingredients from two previously approved drugs, phentermine and topiramate. Although the exact mechanism of action is unknown, Qsymia is believed to suppress appetite and increase satiety, or the feeling of being full, the two main mechanisms that impact eating behavior.

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

PANCREAZE

Since its approval, PANCREAZE has been commercialized by Janssen. In June 2018, we acquired the commercial rights to PANCREAZE and PANCREASE MT in the U.S. and Canada. In connection with the acquisition of PANCREAZE, we and Janssen also entered into transition services agreements pursuant to which Janssen and a Canadian affiliate of Janssen will provide certain transition services to us in the U.S. and Canada as the Company transitions to full control over the PANCREAZE supply chain. Once that transition occurs, we intend to commercialize PANCREAZE in the U.S. and Canada by leveraging our existing U.S. field sales force and internal commercial infrastructure.

Approved in 2010, PANCREAZE is a pancreatic enzyme preparation consisting of pancrelipase, an extract derived from porcine pancreatic glands, as well as other enzyme classes, including porcine-derived lipases, proteases and amylases. PANCREAZE is specifically indicated for the treatment of exocrine pancreatic insufficiency, or EPI. EPI is a condition that results from a deficiency in the production and/or secretion of pancreatic enzymes. It is associated with cystic fibrosis and chronic pancreatitis, and affects approximately 85 percent of cystic fibrosis patients.  There is no cure for EPI and pancreatic enzyme replacement therapy is the primary treatment for the condition.

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

The Menarini Group, through its subsidiary Berlin Chemie AG, or Menarini, is our exclusive licensee for the commercialization and promotion of SPEDRA for the treatment of ED in over 40 countries, including the EU, Australia and New Zealand. In addition, Menarini licensed rights directly from MTPC to commercialize avanafil in certain Asian territories. We receive royalties from Menarini based on SPEDRA net sales and are entitled to receive future milestone payments based on certain net sales targets. Menarini will also reimburse us for payments made to cover various obligations to MTPC during the term of the Menarini License Agreement. Menarini obtains SPEDRA exclusively from us.

Metuchen Pharmaceuticals LLC, or Metuchen, is our exclusive licensee  for the development, commercialization and promotion of STENDRA in the United States, Canada, South America and India. Metuchen reimburses us for payments made to cover royalty and milestone obligations to MTPC, but otherwise owes us no future royalties. Metuchen obtains STENDRA exclusively from us.

We are currently in discussions with potential collaboration partners to develop, market and sell STENDRA for territories in which we do not currently have a commercial collaboration, including Africa, the Middle East, Turkey, the CIS, including Russia, Mexico and Central America.

Product Development Pipeline and Life Cycle Management

VI-0106 - Pulmonary Arterial Hypertension

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

On January 6, 2017, we acquired the exclusive, worldwide rights for the development and commercialization of BMPR2 activators for the treatment of PAH and related vascular diseases from Selten Pharma, Inc., or Selten.  Selten assigned to us its license to a group of patents owned by the Board of Trustees of the Leland Stanford Junior University, or Stanford, which cover uses of tacrolimus and ascomycin to treat PAH. We paid Selten an upfront payment of $1.0 million, and we will pay additional milestone payments based on global development status and future sales milestones, as well as tiered royalty payments on future sales of these compounds. The total potential milestone payments are $39.0 million to Selten. We have assumed full responsibility for the development and commercialization of the licensed compounds for the treatment of PAH and related vascular diseases.

In October 2017, we held a pre-IND meeting with FDA for VI-0106, our proprietary formulation of tacrolimus for the treatment of PAH. FDA addressed our questions related to preclinical, nonclinical and clinical data and the planned design of clinical trials of tacrolimus in class III and IV PAH patients, and clarified the requirements needed to file an IND to initiate a clinical trial in this indication. As discussed with FDA, we currently intend to design and conduct clinical trials that could qualify for Fast Track and/or Breakthrough Therapy designation.

Tacrolimus for the treatment of PAH has received Orphan Drug Designation from FDA in the United States and the European Medicines Agency in the EU. We are focusing on the development of a proprietary oral formulation of tacrolimus to be used in a clinical development program and for commercial use. We anticipate filing an IND with FDA and completing the development of our proprietary formulation of tacrolimus in 2018. We are currently seeking alternatives for financing the development of tacrolimus.

Qsymia for Additional Indications

We are currently considering further development of Qsymia for the treatment of various diseases, including obstructive sleep apnea and nonalcoholic steatohepatitis, or NASH. We expect no future development until we have concluded our discussions with FDA regarding our CVOT for Qsymia.

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

Our significant accounting policies are more fully described in Note 1 to our audited consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, or our Annual Report, as filed with the SEC on March 14, 2018. There has been one significant change in our critical accounting policies during the six months ended June 30, 2018, as outlined below:

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

In accordance with this change in accounting estimate, in the first quarter of 2017 we recognized a one-time adjustment relating to products that had been previously shipped, consisting of $17.9 million of gross revenues, adjusted for an expected returns reserve of $5.7 million and estimated gross-to-net charges of $4.9 million, for a net impact of $7.3 million in revenues. We also recorded increased cost of goods sold of $0.6 million and marketing expense of $0.7 million associated with the change in accounting estimate. The increase in net product revenue resulted in a decrease in net loss of $6.0 million or $0.06 per share in the first six months of 2017.

Supply Revenue:

We produce STENDRA or SPEDRA through a contract manufacturing partner and then sell it to our commercialization partners. We are the primary responsible party in the commercial supply arrangements and bear significant risk in the fulfillment of the obligations, including risks associated with manufacturing, regulatory compliance and quality assurance, as well as inventory, financial and credit loss. As such, we recognize supply revenue on a gross basis as the principal party in the arrangements. We recognize supply revenue at the time of shipment and, in the unusual case where the product does not meet contractually-specified product dating criteria at the time of shipment to the partner, we record a reserve for estimated product returns. There are no such reserves as of June  30, 2018.

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

RESULTS OF OPERATIONS

Revenues

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
(in thousands, except for percentages)	2018	2017	(Decrease)	2018	2017	(Decrease)
Qsymia—Net product revenue	$11,134	$8,518	31%	$20,766	$26,138	(21)%
PANCREAZE - Net product revenue	2,116	—	N/A	2,116	—	N/A
License and milestone revenue	—	—	N/A	—	5,000	(100)%
Supply revenue	1,042	2,119	(51)%	2,725	5,931	(54)%
Royalty revenue	668	590	13%	1,253	1,170	7%
Total revenue	$14,960	$11,227	33%	$26,860	$38,239	(30)%

Net product revenue

PANCREAZE net product revenue for the three and six months ended June 30, 2018 includes 22 days of revenue. Qsymia net product revenue for the six months ended June 30, 2017 includes a one-time adjustment of $7.3 million related to shipments, which had previously been deferred due to our change to the “sell-in” revenue recognition methodology.  Shipments and prescriptions for Qsymia revenue consisted of the following:

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
(in thousands, except for percentages)	2018	2017	(Decrease)	2018	2017	(Decrease)
Qsymia units shipped to wholesalers	94	83	13%	176	173	2%
Qsymia prescriptions dispensed	96	105	(9)%	173	207	(16)%

Net product revenue for PANCREAZE for the three and six months ended June 30, 2018 related to the shipment of 7,000 units. We anticipate a continuation of the volatility in the timing of Qsymia sales. Overall, we expect Qsymia net product revenue in 2018 to decrease from 2017 levels due to market conditions.

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

Royalty revenue

We record royalty revenue related to Canadian sales of PANCREASE  MT and sales of STENDRA/SPEDRA based on reports provided by our partners. Once we take over operations for Canadian sales for PANCREASE MT, including ownership of the Canadian inventory, we expect that net sales will be recorded as net product revenue with costs recorded as cost of goods sold. We expect royalty revenue in 2018 to remain relatively constant from 2017 levels.

Cost of goods sold

	Three Months Ended June 30,
	2018								2017
(In thousands, except percentages)	Qsymia		PANCREAZE		STENDRA/ SPEDRA		Total		Qsymia		STENDRA/ SPEDRA		Total
Net product revenue	$11,134		$2,116		$—		$13,250		$8,518		$—		$8,518
Supply revenue	—		—		1,042		1,042		—		2,119		2,119
Total product and supply revenue	11,134	100%	$2,116	100%	$1,042	100%	$14,292	100%	$8,518	100%	$2,119	100%	$10,637	100%

Cost of goods sold (excluding amortization)	1,652	15%	$567	27%	$1,067	102%	$3,286	23%	$1,400	16%	$1,989	94%	$3,389	32%
Amortization of intangible assets	90	1%	1,183	56%	—	0%	1,273	9%	181	2%	—	0%	$181	2%
Total cost of goods sold	1,742	16%	$1,750	83%	$1,067	102%	$4,559	32%	$1,581	19%	$1,989	94%	$3,570	34%

	$9,392	84%	$366	17%	$(25)	-2%	$9,733	68%	$6,937	81%	$130	6%	$7,067	66%

	Six Months Ended June 30,
	2018								2017
	Qsymia		PANCREAZE		STENDRA/ SPEDRA		Total		Qsymia		STENDRA/ SPEDRA		Total
Net product revenue	$20,766		$2,116		$—		$22,882		$26,138		$—		$26,138
Supply revenue	—		—		2,725		2,725		—		5,931		5,931
Total product and supply revenue	$20,766	100%	$2,116	100%	$2,725	100%	$25,607	100%	$26,138	100%	$5,931	100%	$32,069	100%

Cost of goods sold (excluding amortization)	$2,695	13%	$568	27%	$2,653	97%	$5,916	23%	$3,884	15%	$5,491	93%	$9,375	29%
Amortization of intangible assets	$181	1%	$1,183	56%	$—	0%	$1,364	5%	$362	1%	$—	0%	$362	1%
Total cost of goods sold	$2,876	14%	$1,751	83%	$2,653	97%	$7,280	28%	$4,246	16%	$5,491	93%	$9,737	30%

	$17,890	86%	$365	17%	$72	3%	$18,327	72%	$21,892	84%	$440	7%	$22,332	70%

Cost of goods sold for Qsymia includes the inventory costs of API, third party contract manufacturing and packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production. Cost of goods sold for PANCREAZE includes third party contract manufacturing costs, amortization of the PANCREAZE license, service fees, royalties, insurance, and overhead costs. Cost of goods sold for STENDRA/SPEDRA shipped to our commercialization partners includes the inventory costs of API and tableting. Fluctuations in the cost of goods sold as a percentage of net product and supply revenue over the periods was primary due to the sales mix among Qsymia, STENDRA/SPEDRA and PANCREAZE.

Selling, general and administrative expense

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
(In thousands, except percentages)	2018	2017	(Decrease)	2018	2017	(Decrease)
Selling and marketing	$3,521	$5,398	(35)%	$7,800	$10,858	(28)%
General and administrative	8,190	6,232	31%	13,979	12,203	15%
Total selling, general and administrative expenses	$11,711	$11,630	1%	$21,779	$23,061	(6)%

The decrease in selling and marketing expenses for the three and six months ended June 30, 2018, compared to the same periods in 2018, was due primarily to lower employee costs as a result of the reduction of the size of our sales force in 2017, partially offset by increased spending for marketing programs. Selling and marketing expenses are expected to stay flat in the remainder of 2018 as compared to the first quarter of 2018.

The increase in general and administrative expenses in the three and six months ended June  30, 2018 compared to the same periods in 2017 was primarily due to approximately $2.0 million in one-time expenses related to the PANCREAZE acquisition and the addition of our new executive officers. General and administrative expenses could fluctuate significantly on a quarterly basis due to the timing of activities within our business strategy review.

Research and development expense

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
Drug Indication/Description	2018	2017	(Decrease)	2018	2017	(Decrease)
(In thousands, except percentages)
Qsymia	$308	$—	N/A	$328	$—	N/A
STENDRA	38	99	(62)%	86	101	(15)%
PANCREAZE	96	—	N/A	96	—	N/A
VI-0106	805	200	303%	1,366	1,385	(1)%
Share-based compensation	76	87	(13)%	157	172	(9)%
Overhead costs*	719	628	14%	1,412	1,536	(8)%
Total research and development expenses	$2,042	$1,014	101%	$3,445	$3,194	8%

*Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

The increase in total research and development expenses in the three and six months ended June  30, 2018 as compared to the same periods in 2017 was primarily due to increased spending for the development of VI-0106, partially offset in the six-month period as the spending in 2017 included the license fees paid to Selten. We expect our research and development expenses to increase over the second half of 2018 as we continue our efforts related to our post-marketing requirements for Qsymia, specifically an adolescent safety and efficacy trial, and increase development activities for VI-0106 for the treatment of PAH.

Interest expense and other expense, net

Interest expense and other expense, net for the three and six months ended June 30, 2018 was $9.2 million and $17.6 million, respectively, compared to $8.4 million and $16.7 million for the three and six months ended June 30, 2017, respectively. The increase in 2018 is due to the impact of the additional debt issued in June 2018. Interest expense and other expense, net consists primarily of interest expense and the amortization of issuance costs from our convertible notes and senior secured notes and the amortization of the debt discount on the convertible notes. Other expense and income were not significant. We expect interest and other expense (income) for the remainder of 2018 to increase from the levels in the first half due to the interest expense related to the additional debt issued in June 2018.

Provision for (benefit from) income taxes

For the three and six months ended June 30, 2018, we recorded a provision for income taxes of $4,000 and $16,000,  respectively, compared to $1,000 and a benefit of $11,000 for the three and six months ended June 30, 2018, respectively. The provision and benefit for income taxes for both of the periods is primarily comprised of state taxes during the period.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on our deferred tax assets in the U.S. as of June  30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Cash, cash equivalents and available-for-sale securities totaled $123.5 million at June 30, 2018, as compared to $226.3 million at December 31, 2017. The decrease was primarily due to net cash used for the acquisition of the PANCREAZE license, operating activities and debt repayments during the period, partially offset by cash received from the issuance of the new debt.

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

Accounts receivable (net of allowance for cash discounts) at June 30, 2018, was  $11.1 million, as compared to $12.2 million at December 31, 2017. Currently, we do not have any significant concerns related to accounts receivable or collections.

Summary Cash Flows

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash provided by (used for):
Operating activities	$(18,131)	$(11,288)
Investing activities	(41,968)	9,392
Financing activities	50,888	(6,481)

Operating Activities.    For the six months ended June 30, cash used for operating activities resulted from our net loss as adjusted for non-cash items, including the decrease in deferred revenue, in addition to an increase in inventories and a decrease in accounts payable.  For the six months ended June 30, 2017, cash used for operating activities resulted from our net loss as adjusted for non-cash items, including the decrease in deferred revenue.  This was partially offset by decreases in accounts receivable and prepaid expenses and increases in accrued liabilities.

Investing Activities.    Cash used for investing activities for the six months ended June 30, 2018 resulted from the acquisition of the PANCREAZE license, partially offset by net proceeds from sales and maturities of our investment securities. Cash provided by investing activities for the six months ended June 30, 2017 primarily related to the purchases and maturities of investment securities.

Financing Activities.    Cash provided by financing activities for the six months ended June 30, 2018 resulted from the net proceeds of $108.0 million from the issuance of our Senior Secured Notes due 2024, partially offset by repayments of $51.0 million of our Convertible Notes and $6.2 million of our Senior Secured Notes due 2018. Cash used for financing activities for the six months ended June 30, 2017 primarily related to our repayments of $6.5 million under the Senior Secured Notes due 2018.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences pursuant to indemnification agreements, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, stockholder suits and tax matters and as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of June 30, 2018.

Contractual Obligations

During the six months ended June  30, 2018, there were no material changes to our contractual obligations described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, filed with the SEC on March 14, 2018, and as amended by the Form 10-K/A filed on April 26, 2018 with the SEC, other than the fulfillment of existing obligations in the ordinary course of business and minimum future purchase requirements related to PANCREAZE.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Interest Rate Risk

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements and foreign currency exchange risk. Our cash, cash equivalents and available-for-sale securities as of June 30, 2018, consisted primarily of money market funds, U.S. Treasury securities and corporate debt securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our market risk associated with interest rate movements is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at June  30, 2018, by approximately $0.3 million. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not aware of any asserted or unasserted claims against it where it believes that an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

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

Risks Relating to our Business

Our success will depend on our ability and that of our current or future collaborators to effectively and profitably commercialize Qsymia®, PANCREAZE and STENDRA/SPEDRA.

Our success will depend on our ability and that of our current or future collaborators to effectively and profitably commercialize Qsymia, PANCREAZE and STENDRA/SPEDRA, which will include our ability to:

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

•	ensure that the entire supply chain for Qsymia and STENDRA/SPEDRA, from APIs to finished products, efficiently and consistently delivers Qsymia and STENDRA/SPEDRA to customers;
•	effectively and efficiently manage our sales force and commercial team for the promotion of Qsymia and PANCREAZE;

•	effectively increase the level of revenue for PANCREAZE;
•	successfully assume the commercial responsibilities for PANCREAZE;
•	maintain a good relationship with the manufacturer of PANCREAZE; and
•	ensure a sufficient level of PANCREAZE inventory.

If we are unable to successfully commercialize Qsymia, PANCREAZE and STENDRA/SPEDRA, our ability to generate product sales will be severely limited, which will have a material adverse impact on our business, financial condition, and results of operations.

We have a new management team which may cause disruption in our business, which disruption could have a materially adverse effect on our results of operations.

In 2018, former executives of Willow Biopharma Inc. joined our management team, including John Amos who has joined us as our new Chief Executive Officer, M. Scott Oehrlein as our new Chief Operations Officer and Kenneth Suh as our new President. If we are unable to successfully retain and integrate the new management team, our business could be harmed.

We may not be able to successfully develop, launch and commercialize tacrolimus or any other potential future development programs.

We may not be able to effectively develop and profitably launch and commercialize tacrolimus or any other potential future development programs which we may undertake, which will include our ability to:

•	successfully develop a proprietary formulation of tacrolimus as a precursor to the clinical development process;
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

We have royalty and milestone-bearing license and commercialization agreements for STENDRA/SPEDRA with Menarini and, prior to October 1, 2016, with Auxilium. Also, on an interim basis, we have agreements with affiliates of Janssen for the commercialization of PANCREASE MT in Canada. In determining our royalty revenue from such agreements, we rely on our collaboration partners to provide accounting estimates and reports for various discounts and allowances, including product returns. As a result of fluctuations in inventory, allowances and buying patterns, actual sales and product returns of STENDRA/SPEDRA in particular reporting periods may be affected, resulting in the need for our commercialization partners to adjust or restate their accounting estimates set forth in the reports provided to us. For example, in April 2015, we were informed by Endo, upon their purchase of Auxilium, that Endo had revised its accounting estimate for STENDRA return reserve related to sales made in 2014. Under the terms of our license and commercialization agreement, adjustments to the return reserve can be deducted from reported net revenue. As a result, in the year ended December 31, 2015, we recorded an adjustment of $1.2 million to reduce our royalty revenue on net sales of STENDRA. The reduction in royalty revenue resulted in an increase to net loss of $1.2 million, or $0.01 per share, for the year ended December 31, 2015. Such adjustments or restatements may materially and negatively affect our financial position and results of operations. Beginning October 1, 2016, we ceased earning royalty revenue from U.S. sales as a result of the termination of our license and commercialization agreement with Auxilium. Our new license agreement with Metuchen is royalty-free as to us.

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

We, together with Alvogen, Menarini, Metuchen and any potential future collaborators in certain territories, intend to market Qsymia, PANCREAZE and STENDRA/SPEDRA outside the U.S., which will subject us to risks related to conducting business internationally.

We, through Alvogen, Menarini, Metuchen and any potential future collaborators in certain territories, intend to manufacture, market, and distribute Qsymia and STENDRA/SPEDRA outside the U.S. Also, on an interim basis, we have agreements with affiliates of Janssen for the commercialization of PANCREASE MT in Canada. We expect that we will be subject to additional risks related to conducting business internationally, including:

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

We have significant inventories on hand, and, in 2015, we recorded inventory impairment and commitment fees totaling $29.5 million, primarily to write off excess inventory related to Qsymia.

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

If we are unable to maintain or enter into agreements with suppliers or our suppliers fail to supply us with the APIs for our products or finished products or if we rely on single-source suppliers, we may experience delays in commercializing our products.

We purchase all supplies related to PANCREAZE from a single manufacturer. We currently do not have supply agreements for topiramate or phentermine, which are the APIs used in Qsymia. We cannot guarantee that we will be successful in maintaining or entering into supply agreements on reasonable terms or at all or that we or our suppliers will be able to obtain or maintain the necessary regulatory approvals or state and federal controlled substances registrations for current or potential future suppliers in a timely manner or at all.

We anticipate that we will continue to rely on single-source suppliers for PANCREAZE, phentermine and topiramate for the foreseeable future. Any production shortfall on the part of our suppliers that impairs the supply of phentermine, topiramate or PANCREAZE could have a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain a sufficient quantity of these compounds, there could be a substantial delay in successfully developing a second source supplier. An inability to continue to source product from any of these suppliers, which could be due to regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands or quality issues, could adversely affect our ability to satisfy demand for Qsymia or PANCREAZE, which could adversely affect our product sales and operating results materially, which could significantly harm our business.

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

We have in-licensed all or a portion of the rights to Qsymia, PANCREAZE and STENDRA from third parties. If we default on any of our material obligations under those licenses, we could lose rights to these drugs.

We have in-licensed and otherwise contracted for rights to Qsymia, PANCREAZE and STENDRA, and we may enter into similar licenses in the future. Under the relevant agreements, we are subject to commercialization, development, supply, sublicensing, royalty, insurance and other obligations. If we fail to comply with any of these requirements, or otherwise breach these license agreements, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. Loss of any of these licenses or the exclusive rights provided therein could harm our financial condition and operating results.

In particular, we license the rights to avanafil from MTPC, and we have certain obligations to MTPC in connection with that license. We licensed the rights to PANCREAZE from Janssen. We license the rights to Qsymia from Dr. Najarian.  We believe we are in compliance with the material terms of our license agreements with MTPC, Janssen and Dr. Najarian. However, there can be no assurance that this compliance will continue or that the licensors will not have a differing interpretation of the material terms of the agreements. If the license agreements were terminated early or if the terms of the licenses were contested for any reason, it would have a material adverse impact on our ability to commercialize products subject to these agreements, our ability to raise funds to finance our operations, our stock price and our overall financial condition. The monetary and disruption costs of any disputes involving our agreements could be significant despite rulings in our favor.

Our ability to gain and increase market acceptance and generate revenues will be subject to a variety of risks, many of which are out of our control.

Qsymia, PANCREAZE and STENDRA/SPEDRA may not gain or increase market acceptance among physicians, patients, healthcare payors or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from such drugs will depend on a number of factors, including:

•	our ability to expand the use of Qsymia through targeted patient and physician education;
•	our ability to find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience;
•	our ability to obtain marketing authorization by the EC for Qsiva in the EU;
•	contraindications for Qsymia and STENDRA/SPEDRA;
•	our ability to increase market acceptance for and use of PANCREAZE;
•	competition and timing of market introduction of competitive drugs;
•	quality, safety and efficacy in the approved setting;
•	prevalence and severity of any side effects, including those of the components of our drugs;
•	emergence of previously unknown side effects, including those of the generic components of our drugs;
•	results of any post-approval studies;
•	potential or perceived advantages or disadvantages over alternative treatments, including generics;
•	the relative convenience and ease of administration and dosing schedule;
•	the convenience and ease of purchasing the drug, as perceived by potential patients;
•	strength of sales, marketing and distribution support;
•	price, both in absolute terms and relative to alternative treatments;
•	the effectiveness of our or our current or any future collaborators’ sales and marketing strategies;
•	the effect of current and future healthcare laws;
•	availability of coverage and reimbursement from government and other third-party payors;
•	the level of mandatory discounts required under federal and state healthcare programs and the volume of sales subject to those discounts;
•	recommendations for prescribing physicians to complete certain educational programs for prescribing drugs;
•	the willingness of patients to pay out-of-pocket in the absence of government or third-party coverage; and
•	product labeling, product insert, or new REMS or post-market safety study or trial requirements of FDA or other regulatory authorities.

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

On October 4, 2017, we received a letter from The Nasdaq Stock Market, or Nasdaq, indicating that, based upon the closing bid price of our common stock for the preceding 30 consecutive business days, we no longer meet the continued listing requirement of maintaining a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1). On April 3, 2018, we received a letter from Nasdaq indicating that we did not regain compliance within the compliance period. On May 17, 2018, we received a letter from Nasdaq informing us that the Nasdaq Hearings Panel had granted our request for continued listing subject to the condition that, on or before October 1, 2018, we must have effected a reverse stock split and evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days. If we do not succeed in doing so, Nasdaq could delist our common stock.  If Nasdaq delists our common stock, the delisting could adversely affect the market liquidity of our common stock and the price of our common stock.

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

PANCREAZE for the treatment of pancreatic insufficiency competes with Creon®, marketed by AbbVie, Inc., UltresaTM,  marketed by Aptalis Phama US, Inc., Pertzye®, marketed by Digestive Care, Inc., and Zenpep®, marketed by Allergan Inc.

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

From time to time, we consider strategic transactions, such as out-licensing or in-licensing of compounds or technologies, acquisitions of companies and asset purchases. On September 30, 2016, we entered into a license and commercialization agreement and a commercial supply agreement with Metuchen. Under the terms of the agreements, Metuchen received an exclusive license to develop, commercialize and promote STENDRA in the

United States, Canada, South America and India, or the Territory, effective October 1, 2016. Additionally, on January 6, 2017, we entered into a Patent Assignment Agreement with Selten, whereby we received exclusive, worldwide rights for the development and commercialization of tacrolimus for the treatment of PAH and related vascular diseases. Also, on June 8, 2018, we closed on the PANCREAZE Purchase Agreement with Janssen, pursuant to which we acquired the rights to PANCREAZE and PANCREASE MT in the U.S. and Canada.  Further potential transactions we may consider include a variety of different business arrangements, including strategic partnerships, joint ventures, spin-offs, restructurings, divestitures, business combinations and investments. In addition, another entity may pursue us as an acquisition target. Any such transactions may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges, require additional expertise or disrupt our management or business, any of which could harm our operations and financial results.

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

As part of our growth strategy, we may acquire, in-license, develop and/or market additional products and investigational drug candidates. Most recently, on June 8, 2018, we closed on the PANCREAZE Purchase Agreement with Janssen, pursuant to which the Company acquired the rights to PANCREAZE and PANCREASE MT in the U.S. and Canada. Also, on January 6, 2017, we entered into a Patent Assignment Agreement with Selten, whereby we received exclusive, worldwide rights for the development and commercialization of tacrolimus for the treatment of PAH and related vascular diseases. Because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical investigational drug candidates and products.

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

In addition, we cannot make assurances as to how much protection, if any, will be provided by our issued patents. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Others may independently develop similar or alternative technologies or design around our patented technologies or products. For example, we have limited patent coverage for PANCREAZE, which would not protect us should others develop alternative formulations of the drug. These companies would then be able to develop, manufacture and sell products that compete directly with our products. In that case, our revenues and operating results could decline.

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

We have received certain Paragraph IV certification notices and have entered into settlement agreements with those who have submitted those notices. The settlement agreement with Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as Actavis, will permit Actavis to begin selling a generic version of Qsymia on December 1, 2024, or earlier under certain circumstances. The settlement with Dr. Reddy’s Laboratories, S.A. and Dr. Reddy’s Laboratories, Inc., collectively referred to as DRL, will permit DRL to begin selling a generic version of Qsymia on June 1, 2025, or earlier under certain circumstances. It is possible that one or more additional companies may file an ANDA and could receive FDA approval to market a generic version of Qsymia before the entry dates specified in our settlement agreements with Actavis and DRL, including if it is determined that the generic product does not infringe our patents, or that our patents are invalid or unenforceable. Although we intend to vigorously enforce our intellectual property rights relating to Qsymia, in the event there is a future ANDA filer, there can be no assurance that we will prevail in a future defense of our patent rights. If a generic version of Qsymia is introduced, Qsymia would become subject to increased competition and our revenue would be adversely affected.

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

As of June  30, 2018, we have $190.0 million in 4.5% Convertible Senior Notes due May 1, 2020, which we refer to as the Convertible Notes. The Convertible Notes are convertible into approximately 16,826,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 67.3038 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $14.858 per share, subject to adjustment under certain conditions. On October 8, 2015, IEH Biopharma LLC, a subsidiary of Icahn Enterprises L.P., announced that it had received tenders for $170,165,000 of the aggregate principal amount of our Convertible Notes in its previously announced cash tender offer for any and all of the outstanding Convertible Notes. The Convertible Notes are convertible at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. Investors in our common stock will be diluted to the extent the Convertible Notes are converted into shares of our common stock, rather than being settled in cash.

In April 2018, we entered into an agreement for a new $120 million senior secured note with Athyrium Capital Management, LP, or Athyrium Notes. $110 million of the Athyrium Notes were drawn down in June 2018, with the remaining $10 million available for drawing upon meeting certain EBITDA thresholds or purchasing our outstanding convertible notes. Payments on the Athyrium Notes bear interest at 10.375% and are interest-only for the first 36 months; thereafter the notes will be repaid in 36 equal monthly payments. Concurrently, we repurchased Convertible Notes held by Athyrium, with a face value of $60 million, for $51 million. We continue our evaluation of alternatives for addressing our remaining $190.0 million of convertible notes due in May 2020.

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

At June 30, 2018, we had $123.5 million in cash, cash equivalents and available-for-sale securities. While at June 30, 2018, our excess cash balances were invested in money market, U.S. Treasury securities and corporate debt securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. Treasury securities or corporate debt securities as of June 30, 2018. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

We have an accumulated deficit of $866.9 million as of June 30, 2018, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $866.9 million for the period from our inception through June 30, 2018, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

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

The market price of our common stock has been volatile and is likely to continue to be so. The market price of our common stock may fluctuate due to factors including, but not limited to:

•	our ability to meet the expectations of investors related to the commercialization of Qsymia, PANCREAZE and STENDRA;
•	our ability to find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience;
•	our ability to obtain marketing authorization for our products in foreign jurisdictions, including authorization from the EC for Qsiva in the EU;
•	the costs, timing and outcome of post-approval clinical studies which FDA has required us to perform as part of the approval for Qsymia and STENDRA;
•	the cost required to maintain the REMS program for Qsymia;
•	results within the clinical trial programs for Qsymia and STENDRA or other results or decisions affecting the development of our investigational drug candidates;
•	announcements of technological innovations or new products by us or our competitors;
•	approval of, or announcements of, other anti-obesity compounds in development;
•	publication of generic drug combination weight loss data by outside individuals or companies;
•	actual or anticipated fluctuations in our financial results;
•	our ability to obtain needed financing;
•	sales by insiders or major stockholders;
•	economic conditions in the U.S. and abroad;
•	the volatility and liquidity of the financial markets;
•	comments by or changes in assessments of us or financial estimates by security analysts;
•	negative reports by the media or industry analysts on various aspects of our products, our performance and our future operations;
•	the status of the CVOT and our related discussions with FDA;
•	adverse regulatory actions or decisions;
•	any loss of key management;
•	deviations in our operating results from the estimates of securities analysts or other analyst comments;
•	discussions about us or our stock price by the financial and scientific press and in online investor communities;
•	investment activities employed by short sellers of our common stock;
•	developments or disputes concerning patents or other proprietary rights;
•	reports of prescription data by us or from independent third parties for our products;
•	licensing, product, patent or securities litigation; and
•	public concern as to the safety or efficacy of our drugs or future investigational drug candidates developed by us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 2018	876	$ 0.42	876
May 2018	935	$ 0.52	935
June 2018	876	$ 0.84	876
Total	2,687	$ 0.59	2,687	2,628

(a)

In the second quarter of 2018, restricted stock unit awards held by certain non-employee directors of the Company vested. These restricted stock units were settled by issuing to each non-employee director shares in the amount due to the director upon vesting, less the portion required to satisfy the estimated income tax liability based on the published stock price at the close of market on the settlement date or the next trading day, which the Company issued to the non-employee director in cash.

On April 30, 2018, the Company issued warrants to purchase 3.6 million shares of the Company’s common stock to the shareholders of Willow Biopharma Inc., with an exercise price of $0.37 per share. The warrants are immediately exercisable and will expire seven years after the date of issuance. The Company issued the warrants and will issue the underlying common stock pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 8, 2018, the Company issued a warrant to purchase 3.3 million shares of the Company’s common stock to affiliates of Athyrium Capital Management. The warrant has an exercise price of $0.3951 per share, is immediately exercisable and will expire six years after the issuance date. The Company issued the warrant and will issue the underlying common stock pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

VIVUS, INC.

INDEX TO EXHIBITS

1.	2.	3.
EXHIBIT NUMBER		DESCRIPTION

2.1*†		Asset Purchase Agreement between the Registrant and Janssen Pharmaceuticals, Inc. dated April 30, 2018.

3.1(1)		Amended and Restated Certificate of Incorporation of the Registrant.

3.2*		Amended and Restated Bylaws of the Registrant, as further amended.

3.3(2)		Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(3)		Specimen Common Stock Certificate of the Registrant.

4.2(4)		Amended and Restated Preferred Stock Rights Agreement dated as of November 9, 2016, between the Registrant and Computershare Trust Company, N.A.

4.3(5)		Indenture dated as of May 21, 2013, by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee.

4.4(6)		Form of 4.50% Convertible Senior Note due May 1, 2020.

4.5(7)		Warrant to Purchase Shares of Common Stock issued to Torreya Capital, LLC dated February 23, 2018.

4.6(8)		Indenture, dated as of June 8, 2018, among the Registrant, the other guarantors from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent.

4.7(9)		Form of 2024 Note (included in Exhibit 4.6).

4.8(10)		Form of Athyrium Warrant, dated as of June 8, 2018.

4.9*#		Form of Warrant to be issued by the Registrant to certain shareholders of Willow Biopharma Inc.

10.1(11)		Collateral Agreement, dated as of June 8, 2018, among the Registrant, the other guarantors from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent.

10.2(12)#		2018 Inducement Equity Incentive Plan.

10.3*		Purchase Agreement between the Registrant and affiliates of Athyrium Capital Management dated April 30, 2018.

10.4*#		Form of Agreement under the 2018 Inducement Equity Incentive Plan.

10.5*#		Form of Third Amended and Restated Change of Control and Severance Agreement.

31.1*		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32+		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June  30, 2018, formatted in eXtensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes.

*Filed herewith.

+Furnished herewith.

†Confidential portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

#Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the SEC on March 28, 1997.
(2)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Registration Statement on Form 8-A filed with the SEC on March 28, 2007.
(3)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, filed with the SEC on April 16, 1997.
(4)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2016.
(5)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2013.
(6)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2013.
(7)	Incorporated by reference to Exhibit 4.5 filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2018.
(8)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 11, 2018.
(9)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 11, 2018.
(10)	Incorporated by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 11, 2018.
(11)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 11, 2018.
(12)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 1, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2018	VIVUS, Inc.

/s/ John Amos
John Amos
Chief Executive Officer

/s/ Mark K. Oki
Mark K. Oki
Chief Financial Officer and Chief Accounting Officer