Form 10-Q
period 2018-09-30
VIVUS INC
filed 2018-11-01
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

At October 30, 2018,  10,629,923 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30,	December 31,
	2018	2017
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$58,022	$66,392
Available-for-sale securities	57,096	159,943
Accounts receivable, net	23,625	12,187
Inventories	21,603	17,712
Prepaid expenses and other current assets	7,744	7,178
Total current assets	168,090	263,412
Property and equipment, net	381	542
Intangible and other non-current assets	137,918	1,014
Total assets	$306,389	$264,968
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,483	$10,072
Accrued and other liabilities	31,924	21,475
Deferred revenue	2,159	2,075
Current portion of long-term debt	—	5,147
Total current liabilities	38,566	38,769
Long-term debt, net of current portion	300,182	230,536
Deferred revenue, net of current portion	3,686	4,674
Non-current accrued and other liabilities	258	327
Total liabilities	342,692	274,306
Commitments and contingencies
Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000 shares authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock; $.001 par value; 200,000 shares authorized; 10,628 and 10,603 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	11	11
Additional paid-in capital	840,100	834,824
Accumulated other comprehensive loss	(399)	(608)
Accumulated deficit	(876,015)	(843,565)
Total stockholders’ deficit	(36,303)	(9,338)
Total liabilities and stockholders’ deficit	$306,389	$264,968

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Net product revenue	$16,484	$9,911	$39,366	$36,049
License and milestone revenue	—	2,500	—	7,500
Supply revenue	478	2,133	3,203	8,064
Royalty revenue	1,126	649	2,379	1,819
Total revenue	18,088	15,193	44,948	53,432

Operating expenses:
Cost of goods sold (excluding amortization)	3,484	3,423	9,400	12,798
Amortization of intangible assets	3,638	91	5,002	453
Selling, general and administrative	8,456	8,388	30,235	31,449
Research and development	2,102	865	5,547	4,059
Total operating expenses	17,680	12,767	50,184	48,759

Income (loss) from operations	408	2,426	(5,236)	4,673

Interest expense and other expense, net	9,595	8,412	27,162	25,112
Loss before income taxes	(9,187)	(5,986)	(32,398)	(20,439)
Provision for (benefit from) income taxes	36	8	52	(3)
Net loss	$(9,223)	$(5,994)	$(32,450)	$(20,436)

Basic and diluted net loss per share:	$(0.87)	$(0.57)	$(3.06)	$(1.93)
Shares used in per share computation:
Basic and diluted	10,628	10,583	10,617	10,567

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(9,223)	$(5,994)	$(32,450)	$(20,436)
Unrealized gain on securities, net of taxes	109	125	208	359
Translation adjustment	—	—	1	—
Comprehensive loss	$(9,114)	$(5,869)	$(32,241)	$(20,077)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities:
Net loss	$(32,450)	$(20,436)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	5,197	656
Amortization of debt issuance costs and discounts	15,390	15,163
Amortization of discount or premium on available-for-sale securities	638	605
Share-based compensation expense	2,650	2,221
Changes in assets and liabilities:
Accounts receivable	(11,438)	(2,328)
Inventories	(3,276)	2,744
Prepaid expenses and other assets	(577)	4,490
Accounts payable	(5,589)	(277)
Accrued and other liabilities	3,698	4,211
Deferred revenue	(904)	(18,534)
Net cash used for operating activities	(26,661)	(11,485)
Investing activities:
Property and equipment purchases	(34)	(21)
Acquisition of PANCREAZE license	(135,000)	—
Purchases of available-for-sale securities	(7,604)	(20,915)
Proceeds from maturity of available-for-sale securities	48,356	29,120
Proceeds from sales of available-for-sale securities	61,666	13,413
Net cash (used for) provided by investing activities	(32,616)	21,597
Financing activities:
Net proceeds from debt issuance	107,991	—
Repayments of notes payable	(57,187)	(21,770)
Net proceeds from exercise of common stock options	79	—
Sale of common stock through employee stock purchase plan	24	26
Net cash provided by (used for) financing activities	50,907	(21,744)
Net decrease in cash and cash equivalents	(8,370)	(11,632)
Cash and cash equivalents:
Beginning of year	66,392	84,783
End of period	$58,022	$73,151

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER  30, 2018

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

VIVUS is a specialty pharmaceutical company with three approved therapies (Qsymia®,  STENDRA® and PANCREAZE®)  and one product candidate in active clinical development (VI-0106). Qsymia (phentermine and topiramate extended release) is approved by the U.S. Food and Drug Administration, or FDA, for chronic weight management. STENDRA (avanafil) is approved by FDA for erectile dysfunction, or ED, and by the European Commission, or EC, under the trade name SPEDRA, for the treatment of ED. In June 2018, the Company acquired the U.S. and Canadian commercial rights for PANCREAZE (pancrelipase), which is indicated for the treatment of exocrine pancreatic insufficiency due to cystic fibrosis or other conditions. The Company commercializes Qsymia and PANCREAZE in the U.S. through a small sales force supported by an internal commercial team. The Company licenses the commercial rights to STENDRA/SPEDRA in the U.S., EU and other countries and to PANCREAZE in Canada. VI-0106 (tacrolimus) is in active clinical development and is being studied in patients with pulmonary arterial hypertension, or PAH.

When reference is made to the “Company” or “VIVUS” in these footnotes, it refers to the Delaware corporation, or VIVUS, Inc., and, unless the context otherwise requires, its California predecessor, as well as all of its consolidated subsidiaries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Management has evaluated all events and transactions that occurred after September 30, 2018 through the date these unaudited condensed consolidated financial statements were filed. There were no events or transactions during this period that require recognition or disclosure in these unaudited condensed consolidated financial statements. The December 31, 2017 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

Reverse Stock Split

On September 10, 2018, the Company effected a one-for-10 reverse stock split of its common stock. As a result of the reverse stock split, every 10 shares of the Company’s pre-reverse split common stock issued and outstanding was combined and converted into one issued and outstanding share of post-reverse split common stock without any change in the par value of the shares. Accordingly, an amount equal to the par value of the decreased shares resulting from the reverse stock split was reclassified from “Common stock” to “Additional paid-in capital.”  No fractional shares were issued as a result of the reverse stock split; any fractional shares that would have resulted were rounded up to the nearest whole share. Proportionate voting rights and other rights of stockholders were not affected by the reverse stock split, other than as a result of the rounding up of potential fractional shares. All stock options, warrants and restricted stock units outstanding and common stock reserved for issuance under the Company’s equity incentive plans immediately prior to the reverse stock split were adjusted by dividing the number of affected shares of common stock by 10 and, where applicable, multiplying the exercise price by 10. All share and per share amounts related to common stock, stock options, warrants and restricted stock units have been restated for all periods to give retroactive effect to the reverse stock split.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), which modifies the accounting by lessees for all leases with a term greater than 12 months. This standard will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For public companies, this standard is effective for annual and interim periods beginning on or after December 15, 2018. Early adoption is permitted, but the Company intends to adopt this guidance effective January 1, 2019 using a modified retrospective transition method, not adjusting comparative periods. The Company’s only significant lease is its operating lease for its corporate headquarters, although it has several smaller leases.  The Company is completing its analysis, but expects the adoption of this guidance to have a significant impact on its balance sheets as it will recognize right of use assets and corresponding lease liabilities. The Company expects the impact on accumulated deficit to be minimal. The Company expects the overall ongoing recognition of expense to be similar to current guidance, though the classification of such expense could be significantly different.

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

The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. Due in large part to the change in accounting estimate made by the Company in the first quarter of 2017, revenue amounts as reported for the three and nine months ended September 30, 2017 under Topic 605 are approximately the same as they would have been under Topic 606, and the Company did not have or record a cumulative impact of adopting Topic 606 as of January 1, 2018.

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

Product Revenue

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

In accordance with this change in accounting estimate, in the first quarter of 2017 the Company recognized a one-time adjustment relating to products that had been previously shipped, consisting of $17.9 million of gross revenues, adjusted for an expected returns reserve of $5.7 million and estimated gross-to-net charges of $4.9 million, for a net impact of $7.3 million in revenues. The Company also recorded increased cost of goods sold of $0.6 million and marketing expense of $0.7 million associated with the change in accounting estimate. The increase in net product revenue resulted in a decrease in net loss of $6.0 million or $0.57 per share for the nine months ended September 30, 2017.

Supply Revenue

The Company produces STENDRA/SPEDRA through a contract manufacturing partner and then sells it to the Company’s commercialization partners. The Company is the primary responsible party in the commercial supply arrangements and bears significant risk in the fulfillment of the obligations, including risks associated with manufacturing, regulatory compliance and quality assurance, as well as inventory, financial and credit loss. As such, the Company recognizes supply revenue on a gross basis as the principal party in the arrangements. The Company recognizes supply revenue at the time of shipment and, in the unusual case where the product does not meet contractually-specified product dating criteria at the time of shipment to the partner, the Company records a reserve for estimated product returns. There are no such reserves as of September 30, 2018.

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

Revenue by Source and Geography

Revenue disaggregated by revenue source and by geographic region was as follows (in thousands):

	Three Months Ended September 30,
	2018				2017
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$9,737	$—		$9,737	$9,911	$—		$9,911
Qsymia—License revenue	—	—		—	—	2,500		2,500
PANCREAZE - Net product revenue	6,747	—		6,747	—	—		—
PANCREAZE - Royalty revenue	—	576		576	—	—		—
STENDRA/SPEDRA—Supply revenue	—	478		478	1,070	1,063		2,133
STENDRA/SPEDRA—Royalty revenue	—	550		550	—	649		649
Total revenue	$16,484	$1,604	(1)	$18,088	$10,981	$4,212	(2)	$15,193

	Nine Months Ended September 30,
	2018				2017
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$30,503	$—		$30,503	$36,049	$—		$36,049
Qsymia—License revenue	—	—		—	5,000	2,500		7,500
PANCREAZE - Net product revenue	8,863	—		8,863	—	—		—
PANCREAZE - Royalty revenue	—	650		650	—	—		—
STENDRA/SPEDRA—Supply revenue	1,071	2,132		3,203	4,845	3,219		8,064
STENDRA/SPEDRA—Royalty revenue	—	1,729		1,729	—	1,819		1,819
Total revenue	$40,437	$4,511	(3)	$44,948	$45,894	$7,538	(4)	$53,432

(1)	$1.0 million of which was attributable to Germany and $0.6 million of which was attributable to Canada.
(2)	$1.7 million of which was attributable to Germany and $2.5 million of which was attributable to South Korea.
(3)	$3.9 million of which was attributable to Germany and $0.6 million of which was attributable to Canada.
(4)	$5.0 million of which was attributable to Germany and $2.5 million of which was attributable to South Korea.

Revenue and cost of goods sold by source was as follows (in thousands):

	Three Months Ended September 30,
	2018				2017
	Qsymia	PANCREAZE	STENDRA/ SPEDRA	Total	Qsymia	STENDRA/ SPEDRA	Total
Net product revenue	$9,737	$6,747	$—	$16,484	$9,911	$—	$9,911
License	—	—	—	—	2,500	—	2,500
Supply revenue	—	—	478	478	—	2,133	2,133
Royalty revenue	—	576	550	1,126	—	649	649
Total revenue	$9,737	$7,323	$1,028	$18,088	$12,411	$2,782	$15,193

Cost of goods sold (excluding amortization)	$953	$2,006	$525	$3,484	$1,428	$1,995	$3,423
Amortization of intangible assets	$91	$3,547	$—	$3,638	$91	$—	$91

	Nine Months Ended September 30,
	2018				2017
	Qsymia	PANCREAZE	STENDRA/ SPEDRA	Total	Qsymia	STENDRA/ SPEDRA	Total
Net product revenue	$30,503	$8,863	$—	$39,366	$36,049	$—	$36,049
License	—	—	—	—	7,500	—	7,500
Supply revenue	—	—	3,203	3,203	—	8,064	8,064
Royalty revenue	—	650	1,729	2,379	—	1,819	1,819
Total revenue	$30,503	$9,513	$4,932	$44,948	$43,549	$9,883	$53,432

Cost of goods sold (excluding amortization)	$3,648	$2,574	$3,178	$9,400	$5,311	$7,487	$12,798
Amortization of intangible assets	$272	$4,730	$—	$5,002	$453	$—	$453

3. SHARE-BASED COMPENSATION

Total share-based compensation expense for all of the Company’s share-based awards was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of goods sold	$18	$13	$48	$41
Selling, general and administrative	581	652	2,368	1,920
Research and development	77	88	234	260
Total share-based compensation expense	$676	$753	$2,650	$2,221

Share-based compensation costs capitalized as part of the cost of inventory were $4,000 and $3,000 for the three months ended September 30, 2018 and 2017, respectively, and $5,000 and $8,000 for the nine months ended September  30, 2018 and 2017, respectively.

4. CASH, CASH EQUIVALENTS, AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type are presented in the tables that follow (in thousands).

	As of September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$58,022	$—	$—	$58,022
U.S. Treasury securities	14,513	—	(156)	14,357
Corporate debt securities	42,982	6	(249)	42,739
Total	115,517	6	(405)	115,118
Less amounts classified as cash and cash equivalents	(58,022)	—	—	(58,022)
Total available-for-sale securities	$57,495	$6	$(405)	$57,096

	As of December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$66,392	$—	$—	$66,392
U.S. Treasury securities	21,070	1	(139)	20,932
Corporate debt securities	139,481	16	(486)	139,011
Total	226,943	17	(625)	226,335
Less amounts classified as cash and cash equivalents	(66,392)	—	—	(66,392)
Total available-for-sale securities	$160,551	$17	$(625)	$159,943

As of September 30, 2018, the Company’s available-for-sale securities had original contractual maturities up to 57 months. However, the Company may sell these securities prior to their stated maturities in response to changes in the availability of and the yield on alternative investments as well as liquidity requirements. As these securities are readily marketable and are viewed by the Company as available to support current operations, securities with maturities beyond 12 months are classified as current assets. Due to their short-term maturities, the Company believes that the fair value of its bank deposits, accounts payable and accrued expenses approximate their carrying value.

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

The following table represents the fair value hierarchy for our cash equivalents and available-for-sale securities by major security type (in thousands):

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$58,022	$—	$—	$58,022
U.S. Treasury securities	14,357	—	—	14,357
Corporate debt securities	—	42,739	—	42,739
Total	$72,379	$42,739	$—	$115,118

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$66,392	$—	$—	$66,392
U.S. Treasury securities	20,932	—	—	20,932
Corporate debt securities	—	139,011	—	139,011
Total	$87,324	$139,011	$—	$226,335

5. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	Balance as of
	September 30,	December 31,
	2018	2017
Qsymia	$11,514	$10,400
PANCREAZE	11,126	—
STENDRA/SPEDRA	1,158	1,982
	23,798	12,382
Qsymia allowance for cash discounts	(173)	(195)
Net	$23,625	$12,187

6. INVENTORIES

Inventories consist of the following (in thousands):

	Balance as of
	September 30,	December 31,
	2018	2017
Raw materials	$15,383	$13,663
Work-in-process	1,815	2,264
Finished goods	4,405	1,785
Inventories	$21,603	$17,712

Raw materials inventories consist primarily of the active pharmaceutical ingredients, or API, for Qsymia and STENDRA/SPEDRA. At December 31, 2017, work-in-process and finished goods inventory consist of Qsymia and STENDRA/SPEDRA and, at September 30, 2018, also included PANCREAZE inventory. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first in, first out method for all inventories, which are valued using a weighted-average cost method calculated for each production batch. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or net realizable value approach as that used to value the inventory.

7.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	Balance as of
	September 30,	December 31,
	2018	2017
Prepaid sales and marketing expenses	$1,579	$1,538
Taxes receivable	2,008	1,222
Prepaid insurance	149	1,124
Other prepaid expenses and assets	4,008	3,294
Total	$7,744	$7,178

These costs have been deferred as prepaid expenses and other current assets on the condensed consolidated balance sheets and will be either (i) charged to expense accordingly when the related prepaid services are rendered to the Company, or (ii) converted to cash when the receivable is collected by the Company. The amounts included in other prepaid expenses and assets consist primarily of prepayments for future services, non-trade receivables, prepaid interest and interest income receivable.

8.  INTANGIBLE AND OTHER NON-CURRENT ASSETS

Intangible and other non-current assets consist of the following (in thousands):

	September 30, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
PANCREAZE license (1)	$141,895	$(4,730)	$137,165	$—	$—	$—
Janssen patents (2)	3,050	(2,506)	544	3,050	(2,235)	815
Other non-current assets	209	—	209	199	—	199
Total	$145,154	$(7,236)	$137,918	$3,249	$(2,235)	$1,014

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

Other non-current assets primarily consist of real estate deposits. Amortization of intangible assets was $3.6 million and $5.0 million for the three and nine months ended September 30, 2018, respectively. Amortization of intangible assets was $91,000 and $0.5 million for the three and nine months ended September 30, 2017, respectively. Future expected amortization expenses for intangible assets as of September 30, 2018 are as follows (in thousands):

2018 (remainder)	$3,639
2019	14,552
2020	14,280
2021	14,190
2022	14,190
Thereafter	76,858
Total	$137,709

9.  ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following (in thousands):

	Balance as of
	September 30,	December 31,
	2018	2017
Accrued employee compensation and benefits	$2,765	$3,642
Reserve for product returns (see Note 2)	12,995	7,854
Product-related accruals (see Note 2)	6,235	5,751
Accrued interest on debt (see Note 13)	1,730	410
Accrued manufacturing costs	5,679	1,238
Other accrued liabilities	2,520	2,580
Total	$31,924	$21,475

The amounts included in other accrued liabilities consist of obligations primarily related to sales, marketing, research, clinical development, corporate activities, the STENDRA license and royalties.

10. NON-CURRENT ACCRUED AND OTHER LIABILITIES

Non-current accrued and other liabilities at September 30, 2018 and December 31, 2017 were primarily comprised of deferred rent and security deposits.

11. DEFERRED REVENUE

Deferred revenue relates to a prepayment for future royalties on sales of SPEDRA. In the three and nine months ended September 30, 2018, the Company recorded $0.3 million and $0.9 million, respectively, of revenues which had been deferred as of December 31, 2017. These amounts were applied against the prepayment for future royalties.

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

PANCREAZE

In  June 2018, the Company closed on an Asset Purchase Agreement, or the PANCREAZE Purchase Agreement, with Janssen Pharmaceuticals, Inc., or Janssen, pursuant to which the Company acquired the rights to PANCREAZE and PANCREASE MT in the U.S. and Canada and certain existing inventory for a purchase price of $135.0 million in cash.

Related to the acquisition, the Company also acquired all of the outstanding shares of Willow Biopharma Inc., or Willow. Willow had no significant assets at the time of acquisition. The Company issued fully-exercisable warrants to the former owners of Willow for the purchase of 357,000 shares of the Company’s common stock at an exercise price of $3.70 per share and agreed to assume certain of Willow’s liabilities.  The amounts paid to the former owners were accounted for as a fee for the acquisition of PANCREAZE.

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

13. LONG-TERM DEBT AND COMMITMENTS

The Company’s indebtedness consists of the following (in thousands):

	Balance as of
	September 30,	December 31,
	2018	2017
Senior secured notes due 2018	$—	$6,187
Unamortized discount and debt issuance costs	—	(7)
Senior secured notes due 2018, net	—	6,180

Convertible senior notes due 2020	190,000	250,000
Unamortized discount and debt issuance costs	3,685	(20,497)
Convertible senior notes due 2020, net	193,685	229,503

Senior secured notes due 2024	110,000	—
Unamortized premium and debt issuance costs, net	(3,503)	—
Senior secured notes due 2024, net	106,497	—

Total debt	300,182	235,683
Less current portion	—	5,147
Total long-term debt	$300,182	$230,536

Senior Secured Notes Due 2024

In June 2018, the Company entered into an indenture, or the Indenture, with U.S. Bank National Association as trustee and collateral agent regarding the purchase agreement entered into with affiliates of Athyrium Capital Management (collectively, the “Purchasers”) for the issuance and sale of (i) $110.0 million of 10.375% senior secured notes due 2024, or the Notes, (ii) up to an additional $10.0 million of 10.375% senior secured notes due 2024 to be issued subsequently at the Company’s option within 12 months of the Notes issue date, subject to certain conditions, and (iii) a  warrant for 330,000 shares issued concurrently with the issuance of the Notes. The Notes were issued at a purchase price equal to 99% of the principal amount. The Notes contain customary representations, warranties, covenants, conditions and indemnities.

The Company used the net proceeds from the issuance of the Notes to pay (i) certain fees, costs and expenses relating to the issuance and sale of the Notes, (ii) to finance a portion of the PANCREAZE Asset Acquisition, (iii) to repurchase $60.0 million of the Company’s outstanding 4.5% Convertible Senior Notes due 2020, or the Convertible Notes, from the Purchasers or their affiliates for a purchase price of $51.0 million (plus accrued but unpaid interest to the repurchase date) and (iv) for general corporate purposes. The fair value of the warrant issued was estimated using the Black-Scholes option pricing model, using a term of 6.0 years, an estimated volatility of 62.7%, a risk-free interest rate of 2.83% and an expected dividend yield of 0%.  The Indenture has an effective interest rate of 11.3% and includes customary covenants and events of default, including covenants that, among other things, restrict the incurrence of future indebtedness, the granting of liens, the making of investments, distributions or dividends, and the Company’s ability to merge, consolidate or sell assets, in each case subject to certain exceptions.  In addition, the Indenture includes certain financial maintenance covenants related to minimum cash balances and minimum quarterly net revenues related to PANCREAZE.

Future estimated payments on all of the Company’s indebtedness as of September 30, 2018 are as follows (in thousands):

2018 (remainder)	$7,128
2019	19,963
2020	206,163
2021	36,131
2022	41,299
Thereafter	55,400
$366,084

Cardiovascular Outcomes Trial

As a condition of FDA granting approval to commercialize Qsymia in the U.S., the Company agreed to complete certain post-marketing requirements. One requirement was to perform a cardiovascular outcomes trial, or CVOT, on Qsymia. The cost of a CVOT is estimated to be between $180.0 million and $220.0 million incurred over a period of approximately five years. The Company is working with FDA to significantly reduce or remove the requirements of the CVOT. To date, the Company has not incurred expenses related to the CVOT.

14. NET LOSS PER SHARE

The Company computes basic net loss per share applicable to common stockholders based on the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options or upon a net share settlement of the Company’s Convertible Notes. Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the price exceeds the average market price over the period have an anti-dilutive effect on net income per share and, accordingly, are excluded from the calculation. The triggering conversion conditions that allow holders of the Convertible Notes to convert have not been met. If such conditions are met and the note holders opt to convert, the Company may choose to pay in cash, common stock, or a combination thereof; however, if this occurs, the Company has the intent and ability to net share settle this debt security; thus the Company uses the treasury stock method for earnings per share purposes. Due to the effect of the capped call instrument purchased in relation to the Convertible Notes, there would be no net shares issued until the market value of the Company’s stock exceeds $200 per share, and thus no impact on diluted net income per share. Further, when there is a net loss, potentially dilutive common equivalent shares are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

As the Company recognized a net loss for each of the three-month periods ended September 30, 2018 and 2017, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. Awards and options which were not included in the computation of diluted net loss per share because the effect would be anti-dilutive were 1,499,000 and 1,399,000, respectively, for the three months ended September 30, 2018 and 2017 and 1,629,000 and 1,330,000, respectively, for the nine months ended September 30, 2018 and 2017.

15. INCOME TAXES

For the three and nine months ended September 30, 2018, the Company recorded a provision for income taxes of $36,000 and $52,000, respectively. For the three and nine months ended September 30, 2017, the Company recorded a provision of $8,000 and a benefit of $3,000, respectively. The benefit and provision for income taxes for each of the periods was primarily comprised of state taxes during the period.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets in the United States as of September 30, 2018. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

As of September 30, 2018, the Company’s unrecognized tax benefits were related to federal and California research and development credits which result in an unrecognized tax benefit balance of $144,000. The Company does not expect to have any other significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, certain tax years remain open to tax audit. The Company’s policy is to recognize interest and penalties related to uncertain tax positions (if any) as a component of the income tax provision.

16. LEGAL MATTERS

The Company is not aware of any asserted or unasserted claims against it where it believes that an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

17. SUBSEQUENT EVENTS

On October 11, 2018, the Company entered into a first supplemental indenture, or the First Supplemental Indenture, to its Indenture, which is further described in Note 13. The First Supplemental Indenture amended the Indenture to provide, among other things, additional capacity for the Company to repurchase up to $20.0 million aggregate principal amount of its outstanding Convertible Notes from time to time prior to May 31, 2019.

On October 17, 2018, the Company settled a purchase of approximately $8.6 million outstanding principal amount of its Convertible Notes from a holder in a private transaction for $7.1 million plus all accrued but unpaid interest.

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
•

our ability to successfully complete, on acceptable terms and on a timely basis, avanafil partnering discussions for territories under our license with Mitsubishi Tanabe Pharma Corporation in which we do not have a commercial collaboration;

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

•	risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations;
•	our ability to develop a proprietary formulation and to demonstrate through clinical testing the quality, safety, and efficacy of our current and future investigational drug candidates;
•	the timing of initiation and completion of clinical trials and submissions to U.S. and foreign authorities;
•	compliance with post-marketing regulatory standards, post-marketing obligations or pharmacovigilance rules is not maintained;
•	the volatility and liquidity of the financial markets;
•	our liquidity and capital resources;
•	our expected future revenues, operations and expenditures;
•	our ability to execute on our business strategy to enhance long-term stockholder value;
•	our ability to address or potentially reduce our outstanding balance of the $181.4 million of 4.5% Convertible Senior Notes due 2020, or the Convertible Notes;
•	our ability to successfully integrate recent changes to our Board of Directors and the senior management team; and
•

other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, including those set forth in this filing as “Part II. Item 1A. Risk Factors.”

When we refer to “we,” “our,” “us,” the “Company” or “VIVUS” in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

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

Reverse Stock Split

On September 10, 2018, we effected a one-for-10 reverse stock split of our common stock. As a result of the reverse stock split, every 10 shares of our pre-reverse split common stock issued and outstanding was combined and converted into one issued and outstanding share of post-reverse split common stock without any change in the par value of the shares. Accordingly, an amount equal to the par value of the decreased shares resulting from the reverse stock split was reclassified from “Common stock” to “Additional paid-in capital.” No fractional shares were issued as a result of the reverse stock split; any fractional shares that would have resulted were rounded up to the nearest whole share. Proportionate voting rights and other rights of stockholders were not affected by the reverse stock split, other than as a result of the rounding up of potential fractional shares. All stock options, warrants and restricted stock units outstanding and common stock reserved for issuance under our equity incentive plans immediately prior to the reverse stock split were adjusted by dividing the number of affected shares of common stock by 10 and, where applicable, multiplying the exercise price by 10. All share and per share amounts related to common stock, stock options, warrants and restricted stock units have been restated for all periods to give retroactive effect to the reverse stock split.

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

Business Strategy

Early in 2018, we announced that we would focus our strategy on building a portfolio of cash flow generating assets to leverage our expertise in commercializing specialty pharma assets. In June 2018, we completed the first acquisition under this strategy as we acquired all product rights for PANCREAZE® (pancrelipase) in the United States and PANCREASE® MT in Canada for $135.0 million in cash from Janssen Pharmaceuticals. PANCREAZE is a prescription medicine used to treat people who cannot digest food normally because their pancreas does not make enough enzymes due to cystic fibrosis or other conditions. We believe we can support PANCREAZE in the U.S. market by leveraging our existing internal commercial infrastructure and building on our existing U.S. field sales force either internally or through potential partnerships.  We expect to build a small commercial presence in Canada to support PANCREASE MT, the trade name for pancrelipase in Canada.

Another key strategy for 2018 was the recruitment and hiring of a permanent, full-time CEO. In April 2018, we announced the acquisition of Willow Biopharma Inc., or Willow. With this acquisition, we announced the addition of three new members to our senior leadership team. John Amos has been named our new Chief Executive Officer and a member of the VIVUS Board of Directors. Kenneth Suh continued as President and Chief Executive Officer of Willow until being named President of VIVUS in August 2018. M. Scott Oehrlein has been named to the newly created position of Chief Operations Officer of VIVUS. These three individuals have a strong track record of building successful cash-flow positive businesses through product acquisition. In combination with the current members of the senior leadership team, we believe that we are well positioned to continue to successfully execute on our business strategy.

In April 2018, we entered into a note purchase agreement, or the Note Purchase Agreement, with affiliates of Athyrium Capital Management for the issuance and sale of up to $110.0 million of 10.375% senior secured notes due 2024 to be issued substantially concurrently with the consummation of the PANCREAZE acquisition. The Note Purchase Agreement also allows up to an additional $10.0 million of 10.375% senior secured notes due 2024 to be issued at our option within 12 months of the initial issue date, subject to certain conditions. Notes in the amount of $110.0 million were issued in June 2018. Concurrent with the issuance of the initial notes, we issued warrants to purchase 0.3 million shares of our common stock to the note holders.  Additionally, concurrent with the issuance of the senior secured notes, we repurchased Convertible Notes held by Athyrium, with a face value of $60.0 million, at a discount to par plus accrued interest. In October 2018, we settled a purchase of approximately $8.6 million outstanding principal amount of our Convertible Notes for approximately $7.1 million plus accrued interest. We continue our evaluation of alternatives for addressing our remaining $181.4 million of Convertible Notes.

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

Our significant accounting policies are more fully described in Note 1 to our audited consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, or our Annual Report, as filed with the SEC on March 14, 2018. There have been no changes to our significant accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2017 with the exception of its revenue recognition policy as outlined below:

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

Product Revenue

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

In accordance with this change in accounting estimate, in the first quarter of 2017 we recognized a one-time adjustment relating to products that had been previously shipped, consisting of $17.9 million of gross revenues, adjusted for an expected returns reserve of $5.7 million and estimated gross-to-net charges of $4.9 million, for a net impact of $7.3 million in revenues. We also recorded increased cost of goods sold of $0.6 million and marketing expense of $0.7 million associated with the change in accounting estimate. The increase in net product revenue resulted in a decrease in net loss of $6.0 million or $0.57 per share in the first nine months of 2017.

Supply Revenue

We produce STENDRA or SPEDRA through a contract manufacturing partner and then sell it to our commercialization partners. We are the primary responsible party in the commercial supply arrangements and bear significant risk in the fulfillment of the obligations, including risks associated with manufacturing, regulatory compliance and quality assurance, as well as inventory, financial and credit loss. As such, we recognize supply revenue on a gross basis as the principal party in the arrangements. We recognize supply revenue at the time of shipment and, in the unusual case where the product does not meet contractually specified product dating criteria at the time of shipment to the partner, we record a reserve for estimated product returns. There are no such reserves as of September  30, 2018.

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

Royalty Revenue

We rely on data provided by our collaboration partners in determining our contractually based royalty revenue. Such data includes accounting estimates and reports for various discounts and allowances, including product returns. We record royalty revenues based on the best data available and make any adjustments to such revenues as such information becomes available.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
(in thousands, except for percentages)	2018	2017	(Decrease)	2018	2017	(Decrease)
Qsymia—Net product revenue	$9,737	$9,911	(2)%	$30,503	$36,049	(15)%
PANCREAZE - Net product revenue	6,747	—	N/A	8,863	—	N/A
License and milestone revenue	—	2,500	(100)%	—	7,500	(100)%
Supply revenue	478	2,133	(78)%	3,203	8,064	(60)%
Royalty revenue	1,126	649	73%	2,379	1,819	31%
Total revenue	$18,088	$15,193	19%	$44,948	$53,432	(16)%

Net product revenue

Qsymia net product revenue for the nine months ended September 30, 2017 includes a one-time adjustment of $7.3 million related to shipments, which had previously been deferred due to our change to the “sell-in” revenue recognition methodology.  Shipments and prescriptions for Qsymia revenue consisted of the following:

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
(in thousands, except for percentages)	2018	2017	(Decrease)	2018	2017	(Decrease)
Qsymia units shipped to wholesalers	86	92	(7)%	263	265	(1)%
Qsymia prescriptions dispensed	89	97	(8)%	277	304	(9)%

Net product revenue for PANCREAZE for the three and nine months ended September 30, 2018 related to the shipment of 34,000 and 41,000 units, respectively.

We anticipate a continuation of the volatility in the timing of Qsymia sales due to the seasonal nature of the anti-obesity market.  Overall, we expect Qsymia net product revenue in 2018 to decrease from 2017 levels due to market conditions. We anticipate that future PANCREAZE product revenue will fluctuate from period to period based on our wholesalers’ management of the supply chain. Also, we anticipate future PANCREAZE net product revenue to be negatively impacted by higher wholesaler fees as we transition to full control over the supply chain by the end of the first quarter of 2019 and by potential future promotional strategies, including coupon programs.

License and milestone revenue

License and milestone revenue for the three months ended September 30, 2017 consisted of an upfront payment of $2.5 million under our license agreement with Alvogen. License and milestone revenue for the nine months ended September 30, 2017 also included a one-time $5.0 million payment received for a license to certain clinical and non-clinical data related to phentermine. License and milestone revenues are dependent on the timing of entering into new collaborations and the timing of our collaborators meeting or being reasonably certain of meeting certain milestone events. As a result, our license and milestone revenue will fluctuate materially between periods.

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

Royalty revenue

We record royalty revenue related to Canadian sales of PANCREASE  MT and sales of STENDRA/SPEDRA based on reports provided by our partners. Once we take over operations for Canadian sales for PANCREASE MT, including ownership of the Canadian inventory, we expect that net sales of PANCREASE MT will be recorded as net product revenue with costs recorded as cost of goods sold. We expect STENDRA/SPEDRA royalty revenue in 2018 to remain relatively consistent with third quarter levels. In addition, we expect royalty revenue from Canadian PANCREASE MT sales to remain relatively consistent until we assume commercial responsibility in 2019.

Cost of goods sold

	Three Months Ended September 30,
	2018								2017
(In thousands, except percentages)	Qsymia		PANCREAZE		STENDRA/ SPEDRA		Total		Qsymia		STENDRA/ SPEDRA		Total
Net product revenue	$9,737		$6,747		$—		$16,484		$9,911		$—		$9,911
Supply revenue	—		—		478		478		—		2,133		2,133
Total product and supply revenue	9,737	100%	$6,747	100%	$478	100%	$16,962	100%	$9,911	100%	$2,133	100%	$12,044	100%

Cost of goods sold (excluding amortization)	953	10%	$2,006	30%	$525	110%	$3,484	21%	$1,428	14%	$1,995	94%	$3,423	28%
Amortization of intangible assets	91	1%	3,547	53%	—	0%	3,638	21%	91	1%	—	0%	$91	1%
Total cost of goods sold	1,044	11%	$5,553	82%	$525	110%	$7,122	42%	$1,519	15%	$1,995	94%	$3,514	29%

	$8,693	89%	$1,194	18%	$(47)	-10%	$9,840	58%	$8,392	85%	$138	6%	$8,530	71%

	Nine Months Ended September 30,
	2018								2017
	Qsymia		PANCREAZE		STENDRA/ SPEDRA		Total		Qsymia		STENDRA/ SPEDRA		Total
Net product revenue	$30,503		$8,863		$—		$39,366		$36,049		$—		$36,049
Supply revenue	—		—		3,203		3,203		—		8,064		8,064
Total product and supply revenue	$30,503	100%	$8,863	100%	$3,203	100%	$42,569	100%	$36,049	100%	$8,064	100%	$44,113	100%

Cost of goods sold (excluding amortization)	$3,648	12%	$2,574	29%	$3,178	99%	$9,400	22%	$5,311	15%	$7,487	93%	$12,798	29%
Amortization of intangible assets	$272	1%	$4,730	53%	$—	0%	$5,002	12%	$453	1%	$—	0%	$453	1%
Total cost of goods sold	$3,920	13%	$7,304	82%	$3,178	99%	$14,402	34%	$5,764	16%	$7,487	93%	$13,251	30%

	$26,583	87%	$1,559	18%	$25	1%	$28,167	66%	$30,285	84%	$577	7%	$30,862	70%

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

Selling, general and administrative expense

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
(In thousands, except percentages)	2018	2017	(Decrease)	2018	2017	(Decrease)
Selling and marketing	$3,096	$2,821	10%	$10,896	$13,679	(20)%
General and administrative	5,360	5,567	(4)%	19,339	17,770	9%
Total selling, general and administrative expenses	$8,456	$8,388	1%	$30,235	$31,449	(4)%

The increase in selling and marketing expenses for the three months ended September 30, 2018, compared to the same periods in 2017, was due primarily to PANCREAZE marketing expenses, partially offset by lower overall selling expense due to the reduction of the size of our sales force in 2017. The decrease in selling and marketing expenses for the nine months ended September 30, 2018, compared to the same periods in 2017, was due primarily to the reduction of the size of our sales force in 2017 and cost saving efforts to reduce marketing programs. Selling and marketing expenses are expected to increase in future quarters as we move toward an anticipated official launch of PANCREAZE in the first quarter of 2019, including potential additions to our field force and potential additional marketing, partnering and/or promotional activities.

The decrease in general and administrative expenses in the three months ended September 30, 2018 compared to the same periods in 2017 was primarily due to lower legal expenses due to the settlement of Qsymia litigation. The increase in general and administrative expenses in the nine months ended September 30, 2018 compared to the same periods in 2017 was primarily due to approximately $2.0 million in one-time expenses related to the PANCREAZE and Willow Biopharma acquisitions and the addition of our new executive officers. General and administrative expenses could fluctuate significantly on a quarterly basis due to the timing of activities within our business strategy review.

Research and development expense

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
Drug Indication/Description	2018	2017	(Decrease)	2018	2017	(Decrease)
(In thousands, except percentages)
Qsymia	$341	$22	N/A	$669	$22	N/A
STENDRA	38	1	3,700%	124	102	22%
PANCREAZE	485	—	N/A	581	—	N/A
VI-0106	573	192	198%	1,939	1,578	23%
Share-based compensation	78	88	(11)%	235	260	(10)%
Overhead costs*	587	562	4%	1,999	2,097	(5)%
Total research and development expenses	$2,102	$865	143%	$5,547	$4,059	37%

*Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

The increase in total research and development expenses in the three and nine months ended September 30, 2018 as compared to the same periods in 2017 was primarily due to increased spending for the development of VI-0106, and research and development spending for PANCREAZE. We expect our research and development expenses to increase over the remaining quarter of 2018 as we continue our efforts related to our post-marketing requirements for Qsymia, specifically an adolescent safety and efficacy trial, increase development and post-marketing requirement activities for PANCREAZE, and continue development activities for VI-0106 for the treatment of PAH.

Interest expense and other expense, net

Interest expense and other expense, net for the three and nine months ended September 30, 2018 was $9.6 million and $27.2 million, respectively, compared to $8.4 million and $25.1 million for the three and nine months ended September 30, 2017, respectively. The increase in 2018 is due to the impact of the additional debt issued in June 2018. Interest expense and other expense, net consists primarily of interest expense and the amortization of issuance costs from our convertible notes and senior secured notes and the amortization of the debt discount on the convertible notes. Other expense and income were not significant. We expect interest and other expense (income) for the remainder of 2018 to increase from the levels in the first half due to the interest expense related to the additional debt issued in June 2018.

Provision for (benefit from) income taxes

For the three and nine months ended September 30, 2018, we recorded a provision for income taxes of $36,000 and $52,000,  respectively, compared to $8,000 and a benefit of $3,000 for the three and nine months ended September 30, 2017, respectively. The provision and benefit for income taxes for both of the periods is primarily comprised of state taxes during the period.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on our deferred tax assets in the U.S. as of September  30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Cash, cash equivalents and available-for-sale securities totaled $115.1 million at September 30, 2018, as compared to $226.3 million at December 31, 2017. The decrease was primarily due to net cash used for the acquisition of the PANCREAZE license, operating activities and debt servicing during the period, partially offset by cash received from the issuance of the new debt.

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

Accounts receivable (net of allowance for cash discounts) at September 30, 2018, was  $23.6 million, as compared to $12.2 million at December 31, 2017. Currently, we do not have any significant concerns related to accounts receivable or collections.

Summary Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash provided by (used for):
Operating activities	$(26,661)	$(11,485)
Investing activities	(32,616)	21,597
Financing activities	50,907	(21,744)

Operating Activities.    For the nine months ended September 30, 2018, cash used for operating activities resulted from our net loss as adjusted for non-cash items, including the decrease in deferred revenue, in addition to increases in accounts receivable and inventories and a decrease in accounts payable.  For the nine months ended September 30, 2017, cash used for operating activities resulted from our net loss as adjusted for non-cash items, including the decrease in deferred revenue.  This was partially offset by decreases in inventory and prepaid expenses and increases in accrued liabilities.

Investing Activities.    Cash used for investing activities for the nine months ended September 30, 2018 resulted from the acquisition of the PANCREAZE license, partially offset by net proceeds from sales and maturities of our investment securities. Cash provided by investing activities for the nine months ended September 30, 2017 primarily related to the purchases and maturities of investment securities.

Financing Activities.    Cash provided by financing activities for the nine months ended September 30, 2018 resulted from the net proceeds of $108.0 million from the issuance of our Senior Secured Notes due 2024, partially offset by the use of $51.0 million to repurchase $60.0 million of face value of our Convertible Notes and the repayment of $6.2 million of our Senior Secured Notes due 2018. Cash used for financing activities for the nine months ended September 30, 2017 primarily related to our repayments of $21.8 million under the Senior Secured Notes due 2018.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences pursuant to indemnification agreements, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, stockholder suits and tax matters and as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of September 30, 2018.

Contractual Obligations

During the nine months ended September  30, 2018, there were no material changes to our contractual obligations described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, filed with the SEC on March 14, 2018, and as amended by the Form 10-K/A filed on April 26, 2018 with the SEC, other than the fulfillment of existing obligations in the ordinary course of business and minimum future purchase requirements related to PANCREAZE.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Interest Rate Risk

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements and foreign currency exchange risk. Our cash, cash equivalents and available-for-sale securities as of September 30, 2018, consisted primarily of money market funds, U.S. Treasury securities and corporate debt securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our market risk associated with interest rate movements is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at September  30, 2018, by approximately $0.2 million. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

•	ensure that the entire supply chain for Qsymia and STENDRA/SPEDRA, from APIs to finished products, efficiently and consistently delivers Qsymia and STENDRA/SPEDRA to customers;
•	effectively and efficiently manage our sales force and commercial team for the promotion of Qsymia and PANCREAZE;

•	effectively increase the level of revenue for PANCREAZE;
•	successfully assume the supply chain and commercial responsibilities for PANCREAZE;
•	maintain a good relationship with the manufacturer of PANCREAZE; and
•	ensure a sufficient level of PANCREAZE inventory.

If we are unable to successfully commercialize Qsymia, PANCREAZE and/or STENDRA/SPEDRA, our ability to generate product sales will be severely limited, which will have a material adverse impact on our business, financial condition, and results of operations.

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

•	obtain regulatory approval and market authorization for tacrolimus in the U.S., EU and other territories;
•	develop, validate and maintain a commercially viable manufacturing process that is compliant with current Good Manufacturing Practices, or cGMP;
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

In 2018, we initiated a new business strategy. These changes, and the potential for additional changes to our management, organizational structure and strategic business plan, may cause speculation and uncertainty regarding our future business strategy and direction. These changes may cause or result in:

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

We have royalty and milestone-bearing license and commercialization agreements for STENDRA/SPEDRA with Menarini and, prior to October 1, 2016, with Auxilium. Also, on an interim basis, we have agreements with affiliates of Janssen for the commercialization of PANCREASE MT in Canada. In determining our royalty revenue from such agreements, we rely on our collaboration partners to provide accounting estimates and reports for various discounts and allowances, including product returns. As a result of fluctuations in inventory, allowances and buying patterns, actual sales and product returns of STENDRA/SPEDRA in particular reporting periods may be affected, resulting in the need for our commercialization partners to adjust or restate their accounting estimates set forth in the reports provided to us. For example, in April 2015, we were informed by Endo, upon their purchase of Auxilium, that Endo had revised its accounting estimate for STENDRA return reserve related to sales made in 2014. Under the terms of our license and commercialization agreement, adjustments to the return reserve can be deducted from reported net revenue. As a result, in the year ended December 31, 2015, we recorded an adjustment of $1.2 million to reduce our royalty revenue on net sales of STENDRA. The reduction in royalty revenue resulted in an increase to net loss of $1.2 million, or $0.10 per share, for the year ended December 31, 2015. Such adjustments or restatements may materially and negatively affect our financial position and results of operations. Beginning October 1, 2016, we ceased earning royalty revenue from U.S. sales as a result of the termination of our license and commercialization agreement with Auxilium. Our new license agreement with Metuchen is royalty-free as to us.

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

Upon receiving approval to market Qsymia, FDA required that we perform additional studies of Qsymia including a cardiovascular outcome trial, or CVOT. We estimate the cost of a CVOT as currently designed to be between $180.0 million and $220.0 million incurred over a period of approximately five years. We have held several meetings with FDA to discuss alternative strategies for obtaining cardiovascular, or CV, outcomes data that would be substantially more feasible and that ensure timely collection of data to better inform on the CV safety of Qsymia. In September 2013, we submitted a request to the EMA for Scientific Advice, a procedure similar to the U.S. Special Protocol Assessment process, regarding use of a pre-specified interim analysis from the CVOT to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease. Our request was to allow this interim analysis to support the resubmission of an application for a marketing authorization for Qsiva for treatment of obesity in accordance with the EU centralized marketing authorization procedure. We received feedback in 2014 from the EMA and the various competent authorities of the EU Member States. We worked with cardiovascular and epidemiology experts in exploring alternate solutions to demonstrate the long-term cardiovascular safety of Qsymia. After reviewing a summary of Phase 3 data relevant to CV risk and post-marketing safety data, the cardiology experts noted that they believe there was an absence of an overt CV risk signal and indicated that they did not believe a randomized placebo-controlled CVOT would provide additional information regarding the CV risk of Qsymia. The epidemiology experts maintained that a well-conducted retrospective observational study could provide data to further inform on potential CV risk. We worked with the expert group to develop a protocol and conduct a retrospective observational study. We have submitted information from this study to FDA in support of a currently pending supplemental New Drug Application (sNDA) seeking changes to the Qsymia label. Although we and consulted experts believe there is no overt signal for CV risk to justify the CVOT, we are committed to working with FDA to reach a resolution. There is no assurance, however, that FDA will accept any measures short of those specified in the CVOT to satisfy this requirement.

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

Qsymia for the treatment of chronic weight management competes with several approved anti-obesity drugs including, Belviq® (lorcaserin), marketed by Eisai Inc., Eisai Co., Ltd.’s U.S. subsidiary; Xenical® (orlistat), marketed by Roche; alli®, the over-the-counter version of orlistat, marketed by GlaxoSmithKline; Contrave® (naltrexone/bupropion), Nalpropion Pharmaceuticals, Inc.’s anti-obesity compound; and Saxenda® (liraglutide), an anti-obesity compound marketed by Novo Nordisk A/S. Agents that have been approved for type 2 diabetes that have demonstrated weight loss in clinical studies may also compete with Qsymia. These include Farxiga™ (dapagliflozin) from AstraZeneca and Bristol-Myers Squibb, an SGLT2 inhibitor; Jardiance® (empagliflozin) from Boehringer Ingelheim, an SGLT2 inhibitor; Victoza® (liraglutide) from Novo Nordisk A/S, a GLP-1 receptor agonist; Invokana® (canaglifozin) from Johnson & Johnson’s Janssen Pharmaceuticals, an SGLT2 inhibitor and Glyxambi® (empagliflozin/linagliptin) from Boehringer Ingelheim and Eli Lilly, an SGLT2 inhibitor and DPP-4 inhibitor combination product. Also, EnteroMedics® Inc. markets the Maestro Rechargeable System for certain obese adults, the first weight loss treatment device that targets the nerve pathway between the brain and the stomach that controls feelings of hunger and fullness.

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

From time to time, we consider strategic transactions, such as out-licensing or in-licensing of compounds or technologies, acquisitions of companies and asset purchases. On September 30, 2016, we entered into a license and commercialization agreement and a commercial supply agreement with Metuchen. Under the terms of the agreements, Metuchen received an exclusive license to develop, commercialize and promote STENDRA in the United States, Canada, South America and India, or the Territory, effective October 1, 2016. Additionally, on January 6, 2017, we entered into a Patent Assignment Agreement with Selten, whereby we received exclusive, worldwide rights for the development and commercialization of tacrolimus for the treatment of PAH and related vascular diseases. Also, on June 8, 2018, we closed on the PANCREAZE Purchase Agreement with Janssen, pursuant to which we acquired the rights to PANCREAZE and PANCREASE MT in the U.S. and Canada.  Further potential transactions we may consider include a variety of different business arrangements, including strategic partnerships, joint ventures, spin-offs, restructurings, divestitures, business combinations and investments. In addition, another entity may pursue us as an acquisition target. Any such transactions may require us to incur non-

recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges, require additional expertise or disrupt our management or business, any of which could harm our operations and financial results.

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

All of those involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including our existing supply contract manufacturers, and clinical trial investigators, are subject to extensive regulation. Components of a finished drug product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with current cGMP. These regulations govern quality control of the manufacturing processes and documentation policies and procedures, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of our third-party contractors must be inspected routinely for compliance. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, we or FDA may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the issuance of a warning letter, temporary or permanent suspension of a clinical trial or commercial sales, recalls, market withdrawals, seizures, or the temporary or permanent closure of a facility. Any such remedial measures would be imposed upon us or third parties with whom we contract until satisfactory cGMP compliance is achieved. FDA could also impose civil penalties. We must also comply with similar regulatory requirements of foreign regulatory agencies.

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

We may receive additional notices of ANDA filings submitted by generic drug companies asserting that generic forms of our approved therapies would not infringe on our issued patents. As a result of these potential filings, we may commence additional litigation to defend our patent rights, which would result in additional litigation costs and, depending on the outcome of the litigation, might result in competition from lower cost generic or follow-on products earlier than anticipated.

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

We received certain Paragraph IV certification notices and have entered into settlement agreements with those who have submitted those notices. The settlement agreement with Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as Actavis, will permit Actavis to begin selling a generic version of Qsymia on December 1, 2024, or earlier under certain circumstances. The settlement with Dr. Reddy’s Laboratories, S.A. and Dr. Reddy’s Laboratories, Inc., collectively referred to as DRL, will permit DRL to begin selling a generic version of Qsymia on June 1, 2025, or earlier under certain circumstances. It is possible that one or more additional companies may file an ANDA and could receive FDA approval to market a generic version of Qsymia before the entry dates specified in our settlement agreements with Actavis and DRL, including if it is determined that the generic product does not infringe our patents, or that our patents are invalid or unenforceable. Although we intend to vigorously enforce our intellectual property rights relating to Qsymia, in the event there is a future ANDA filer, there can be no assurance that we will prevail in a future defense of our patent rights. If a generic version of Qsymia or any of our other approved therapies is introduced, these therapies would become subject to increased competition and our revenue would be adversely affected.

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

We expect that our existing capital resources combined with future anticipated cash flows will be sufficient to support our operating activities at least through the next twelve months. However, we anticipate that we will be required to obtain additional financing to fund our commercialization efforts, additional clinical studies for approved products, the development of our research and development pipeline and the servicing requirements of our debt. Our future capital requirements will depend upon numerous factors, including:

•	our ability to expand the use of Qsymia and PANCREAZE;
•	the costs associated with integrating PANCREAZE operations;
•	our ability to obtain marketing authorization by the EC for Qsiva in the EU and other territories;
•	our ability to manage costs;
•	the cost required to maintain the REMS program for Qsymia;
•	the cost, timing and outcome of the post-approval clinical studies FDA has required us to perform as part of the approval for Qsymia;
•	our ability, along with our collaboration partners, to successfully commercialize STENDRA/SPEDRA;
•	our ability to successfully commercialize STENDRA/SPEDRA through a third party in other territories in which we do not currently have a commercial collaboration;
•	the progress and costs of our research and development programs;
•	the scope, timing, costs and results of pre-clinical, clinical and retrospective observational studies and trials;
•	the cost of access to electronic records and databases that allow for retrospective observational studies;
•	patient recruitment and enrollment in future clinical trials;
•	the costs involved in seeking regulatory approvals for future drug candidates;
•	the costs involved in filing and pursuing patent applications, defending and enforcing patent claims;
•	the establishment of collaborations, sublicenses and strategic alliances and the related costs, including milestone payments;
•	the cost of manufacturing and commercialization activities and arrangements;
•	the level of resources devoted to our future sales and marketing capabilities;
•	the cost, timing and outcome of litigation, if any;
•	the impact of healthcare reform, if any, imposed by the federal government; and
•	the activities of competitors.

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

As of September  30, 2018, we have $190.0 million in 4.5% Convertible Senior Notes due May 1, 2020, which we refer to as the Convertible Notes. The Convertible Notes are convertible into approximately 1,683,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 6.73038 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $148.58 per share, subject to adjustment under certain conditions. On October 8, 2015, IEH Biopharma LLC, a subsidiary of Icahn Enterprises L.P., announced that it had received tenders for $170,165,000 of the aggregate principal amount of our Convertible Notes in its previously announced cash tender offer for any and all of the outstanding Convertible Notes. The Convertible Notes are convertible at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. Investors in our common stock will be diluted to the extent the Convertible Notes are converted into shares of our common stock, rather than being settled in cash.

In April 2018, we entered into an agreement for a new $120.0 million senior secured note with Athyrium Capital Management, LP, or Athyrium Notes. $110.0 million of the Athyrium Notes were drawn down in June 2018, with the remaining $10.0 million available for drawing upon meeting certain EBITDA thresholds or purchasing our outstanding Convertible Notes. Payments on the Athyrium Notes bear interest at 10.375% and are interest-only for the first 36 months; thereafter the notes will be repaid in 36 equal monthly payments. Concurrently, we repurchased Convertible Notes held by Athyrium, with a face value of $60.0 million, for $51.0 million. In October 2018, we settled a purchase of approximately $8.6 million outstanding principal amount of our Convertible Notes for approximately $7.1 million plus accrued interest. We continue our evaluation of alternatives for addressing our remaining $181.4 million of Convertible Notes.

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

At September 30, 2018, we had $115.1 million in cash, cash equivalents and available-for-sale securities. While at September 30, 2018, our excess cash balances were invested in money market, U.S. Treasury securities and corporate debt securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. Treasury securities or corporate debt securities as of September 30, 2018. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

We have an accumulated deficit of $876.0 million as of September 30, 2018, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $876.0 million for the period from our inception through September 30, 2018, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 2018	88	$ 7.70	88
August 2018	88	$ 6.30	88
September 2018	86	$ 5.63	86
Total	262	$ 6.55	262	258

(a)

In the third quarter of 2018, restricted stock unit awards held by certain non-employee directors of the Company vested. These restricted stock units were settled by issuing to each non-employee director shares in the amount due to the director upon vesting, less the portion required to satisfy the estimated income tax liability based on the published stock price at the close of market on the settlement date or the next trading day, which the Company issued to the non-employee director in cash.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

VIVUS, INC.

INDEX TO EXHIBITS

1.	2.	3.
EXHIBIT NUMBER		DESCRIPTION

3.1(1)		Restated Certificate of Incorporation of the Registrant, as amended and restated through September 10, 2018.

3.2(2)		Amended and Restated Bylaws of the Registrant, as further amended.

3.3(3)		Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(4)		Specimen Common Stock Certificate of the Registrant.

4.2(5)		Amended and Restated Preferred Stock Rights Agreement dated as of November 9, 2016, between the Registrant and Computershare Trust Company, N.A.

4.3(6)		Indenture dated as of May 21, 2013, by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee.

4.4(7)		Form of 4.50% Convertible Senior Note due May 1, 2020 (included in Exhibit 4.3).

4.5(8)		Warrant to Purchase Shares of Common Stock issued to Torreya Capital, LLC dated February 23, 2018.

4.6(9)		Indenture, dated as of June 8, 2018, among the Registrant, the other guarantors from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent.

4.7(10)		Form of 2024 Note (included in Exhibit 4.6).

4.8(11)		Form of Athyrium Warrant, dated as of June 8, 2018.

4.9(12)#		Form of Warrant to be issued by the Registrant to certain shareholders of Willow Biopharma Inc.

4.10(13)		First Supplemental Indenture, dated as of October 11, 2018, among the Registrant, as issuer and U.S. Bank National Association, as trustee and collateral agent.

10.1(14)#		2018 Equity Incentive Plan.

10.2*#		Form of Restricted Stock Units Agreement under the 2018 Equity Incentive Plan.

10.3*#		Form of Stock Option Agreement under the 2018 Equity Incentive Plan.

10.4(15)#		Form of Third Amended and Restated Change of Control and Severance Agreement.

31.1*		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32+		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September  30, 2018, formatted in eXtensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes.

*Filed herewith.

+Furnished herewith.

#Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2018 (File No. 001-33389).
(2)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018 (File No. 001-33389).
(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Registration Statement on Form 8-A filed with the SEC on March 28, 2007 (File No. 001-33389).
(4)

Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, filed with the SEC on April 16, 1997  (File No.: 000-23490).

(5)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2016 (File No. 001-33389).
(6)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2013 (File No. 001-33389).
(7)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2013 (File No. 001-33389).
(8)	Incorporated by reference to Exhibit 4.5 filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2018 (File No. 001-33389).
(9)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 11, 2018 (File No. 001-33389).
(10)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 11, 2018 (File No. 001-33389).
(11)	Incorporated by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 11, 2018 (File No. 001-33389).
(12)	Incorporated by reference to Exhibit 4.9 filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018 (File No. 001-33389).
(13)	Incorporated by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2018 (File No. 001-33389).
(14)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-8 filed with the SEC on October 24, 2018 (File No. 001-33389).
(15)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018 (File No. 001-33389).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2018	VIVUS, Inc.

/s/ John Amos
John Amos
Chief Executive Officer

/s/ Mark K. Oki
Mark K. Oki
Chief Financial Officer and Chief Accounting Officer