Form 10-K
period 2018-12-31
VIVUS INC
filed 2019-02-26
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the common equity held by non‑affiliates of the Registrant as of June 30, 2018, totaled approximately $73,540,927 based on the closing stock price as reported by the NASDAQ Global Select Market.

As of February 20, 2019, there were 10,637,164 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10‑K

Portions of the Registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2018, are incorporated by reference into Part III of this report.

Part III - ITEMS 10, 11, 12, 13, 14

VIVUS, INC.

FISCAL 2018 FORM 10‑K

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

Risks and uncertainties related to Qsymia® (phentermine and topiramate extended release):

•

our, or our current or potential partners’, ability to successfully commercialize Qsymia including risks and uncertainties related to expansion to distribution, the broadening of payor reimbursement, the expansion of Qsymia’s primary care presence, and the outcomes of our discussions with pharmaceutical companies and our strategic and franchise-specific pathways for Qsymia;

•	our ability to sell through the Qsymia retail pharmacy network;
•	the impact of promotional programs for Qsymia on our net product revenue and net income (loss) in future periods;
•	our ability to ensure that the entire supply chain for Qsymia efficiently and consistently delivers Qsymia to our customers and partners;
•	our ability to accurately forecast Qsymia demand;
•	our, or our current or potential partners’, ability to successfully seek and gain approval for Qsymia in territories outside the U.S.;
•	the timing of initiation and completion of the post-approval clinical studies required as part of the approval of Qsymia by the U.S. Food and Drug Administration (“FDA”);
•	the response from FDA to any data and/or information relating to post-approval clinical studies required for Qsymia;
•	our ability to work with FDA to significantly reduce or remove the requirements of the clinical post-approval cardiovascular outcomes trial (“CVOT”);
•	the impact of the indicated uses and contraindications contained in the Qsymia label and the Risk Evaluation and Mitigation Strategy (“REMS”) requirements;
•	the impact of any possible future requirement to provide further analysis of previously submitted clinical trial data;
•

our dialog with the European Medicines Agency (“EMA”) relating to the U.S.-based CVOT for Qsymia (the approved trade name in the EU for the medicinal product is Qsiva), and the resubmission of an application for the grant of a marketing authorization to the EMA, the timing of such resubmission, if any, the results of any required CVOT, the assessment by the EMA of the application for marketing authorization, and their agreement with the data from any required CVOT and ultimately the decision of the European Commission whether to grant marketing authorization for Qsiva in the EU;

Risks and uncertainties related to PANCREAZE (pancrelipase):

•	our ability to maintain the relationship with the sole manufacturer for PANCREAZE;
•	our ability to accurately forecast PANCREAZE demand;
•	our ability to maintain a satisfactory level of PANCREAZE inventory;
•	risks and uncertainties related to the timing, strategy, tactics and success of the marketing and sales of PANCREAZE;

•	our ability to successfully maintain and increase market share against current competing products and potential competitors that may develop alternative formulations of the drug;
•	the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand;

Risks and uncertainties related to STENDRA® (avanafil) or SPEDRA™ (avanafil):

•	our ability to manage the supply chain for STENDRA/SPEDRA for our current or potential collaborators;
•	risks and uncertainties related to the timing, strategy, tactics and success of the launches and commercialization of STENDRA/SPEDRA by our current or potential collaborators;
•

our ability to successfully complete, on acceptable terms and on a timely basis, avanafil partnering discussions for territories under our license with Mitsubishi Tanabe Pharma Corporation in which we do not have a commercial collaboration;

•	Sanofi Chimie’s ability to manufacture the avanafil active pharmaceutical ingredient and Sanofi Winthrop Industrie’s ability to manufacture avanafil tablets;
•	the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand;

Risks and uncertainties related to our business:

•	our history of losses and variable quarterly results;
•	our ability to effectively manage expenses;
•	risks related to our ability to protect our intellectual property and litigation in which we are involved or may become involved;
•	uncertainties of government or third-party payor reimbursement;
•	our reliance on sole-source suppliers, third parties and our collaborative partners;
•	our ability to successfully develop or acquire a proprietary formulation of tacrolimus;
•	our ability to identify and acquire cash flow generating assets and opportunities;
•

risks related to the failure to obtain or retain federal or state-controlled substances registrations and noncompliance with Drug Enforcement Administration (“DEA”) or state controlled substances regulations;

•	risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations;
•	our ability to develop a proprietary formulation and to demonstrate through clinical testing the quality, safety, and efficacy of our current and future investigational drug candidates;
•	the timing of initiation and completion of clinical trials and submissions to U.S. and foreign authorities;
•	compliance with post-marketing regulatory standards, post-marketing obligations or pharmacovigilance rules is not maintained;
•	the volatility and liquidity of the financial markets;
•	our liquidity and capital resources;
•	our expected future revenues, operations and expenditures;
•	our ability to execute on our business strategy to enhance long-term stockholder value;
•	our ability to address or potentially reduce our outstanding balance of $181.4 million of the 4.5% Convertible Senior Notes due 2020 (the “Convertible Notes”);
•	our ability to successfully integrate recent changes to our Board of Directors and the senior management team; and
•	other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”) including those set forth in this filing as “Item 1A. Risk Factors.”

When we refer to “we,” “our,” “us,” the “Company” or “VIVUS” in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

PART I

Item 1.  Business

Overview

VIVUS is a specialty pharmaceutical company with three approved therapies and one product candidate in active clinical development. PANCREAZE® (pancrelipase), which we acquired in June 2018, is indicated for the treatment of exocrine pancreatic insufficiency (“EPI”) due to cystic fibrosis or other conditions. Qsymia® (phentermine and topiramate extended release) is approved by FDA for chronic weight management. STENDRA® (avanafil) is approved by FDA for erectile dysfunction (“ED”) and by the European Commission (“EC”) under the trade name SPEDRA, for the treatment of ED in the EU. VI-0106 (tacrolimus) is in active clinical development and is being studied in patients with pulmonary arterial hypertension (“PAH”).

VIVUS was incorporated in California in 1991 and reincorporated in Delaware in 1996. Our corporate headquarters is located at 900 E. Hamilton Avenue, Suite 550, Campbell, California 95008, and our telephone number is (650) 934‑5200.

Business Strategy

Early in 2018, we announced that we would focus our strategy on building a portfolio of cash flow generating assets to leverage our expertise in commercializing specialty pharmaceutical assets. In April 2018, John Amos was named our new Chief Executive Officer and a member of our Board of Directors to lead our new strategy.  In addition, we added Kenneth Suh and M. Scott Oehrlein as President and Chief Operations Officer, respectively. These three individuals have strong track records of building successful cash flow positive businesses through product acquisition. In combination with the other current members of the senior leadership team, we believe that we are well positioned to continue to successfully execute on our business strategy.

In June 2018, we completed the first acquisition under this strategy when we acquired all product rights for PANCREAZE® (pancrelipase) in the United States and PANCREASE® MT in Canada for $135.0 million in cash from Janssen Pharmaceuticals (“Janssen”). PANCREAZE is a prescription medicine used to treat people who cannot digest food normally because their pancreas does not make enough enzymes due to cystic fibrosis or other conditions. We believe we can support PANCREAZE by leveraging our existing commercial infrastructure and expanding it to include up to 10 additional sales representatives in the U.S. and possibly two sales representatives in Canada focused on gastrointestinal and cystic fibrosis physicians.

In April 2018, we entered into a note purchase agreement (the “Note Purchase Agreement”) with affiliates of Athyrium Capital Management (“Athyrium”) for the issuance and sale of up to $110.0 million of 10.375% senior secured notes due 2024 to be issued substantially concurrently with the consummation of the PANCREAZE acquisition. The Note Purchase Agreement also allows up to an additional $10.0 million of 10.375% senior secured notes due 2024 to be issued at our option within 12 months of the initial issue date, subject to certain conditions. Notes in the amount of $110.0 million were issued in June 2018. Concurrent with the issuance of the initial notes, we issued warrants to purchase 0.3 million shares of our common stock to the note holders. Additionally, concurrent with the issuance of the senior secured notes, we repurchased the Convertible Notes held by Athyrium, with a face value of $60.0 million, at a discount to par plus accrued interest. In October 2018, we settled a purchase of approximately $8.6 million outstanding principal amount of our Convertible Notes for approximately $7.1 million plus accrued interest. We continue our evaluation of alternatives for addressing our remaining principal balance of $181.4 million of the Convertible Notes.

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

We commercialize Qsymia in the U.S. through a specialty sales force with 18 external and three internal sales representatives who promote Qsymia to physicians and focus on high value territories. Our sales efforts are focused on maintaining a commercial presence with high volume prescribers of anti-obesity products. Our marketing efforts have focused on rolling out unique programs to encourage targeted prescribers to gain more experience with Qsymia with their obese or overweight patient population. We continue to invest in digital media in order to amplify our messaging to information-seeking consumers. The digital messaging encourages those consumers most likely to take action to speak with their physicians about obesity treatment options. We believe our enhanced digital strategies deliver clear and compelling communications to potential patients. We have also recently added a direct distribution option for Qsymia patients in addition to the retail pharmacy channel. We utilize a patient savings plan to further drive Qsymia brand preference at the point of prescription and to encourage long-term use of the brand.

In the first quarter of 2019, we plan to initiate a Phase 4 clinical study designed to evaluate the safety and efficacy of Qsymia capsules in obese adolescents between the ages of 12 and 17 years. The Phase 4 post-marketing study, which FDA required as part of the approval of Qsymia in 2012, is expected to enroll 200 patients at approximately 20 clinical sites in the United States.  The primary endpoint of the randomized, double blind, placebo-controlled, parallel-design study is the mean percentage change in body-mass index compared with placebo over 56 weeks of treatment.  Participants will also be instructed to follow a reduced-calorie diet and to implement a family-based lifestyle modification program that includes physical activity, behavioral change and family support. Safety and tolerability of Qsymia will also be assessed. We expect to report top-line results from this Phase 4 trial in the second half of 2020.

In September 2017, we entered into a license and commercialization agreement  (the “Alvogen License Agreement”) and a commercial supply agreement  (the “Alvogen Supply Agreement”) with Alvogen Malta Operations (ROW) Ltd (“Alvogen”). Under the terms of the Alvogen License Agreement, Alvogen will be solely responsible for obtaining and maintaining regulatory approvals for all sales and marketing activities for Qsymia in South Korea. We received an upfront payment of $2.5 million in September 2017 and are eligible to receive additional payments upon Alvogen achieving marketing authorization, commercial launch and reaching a sales milestone. Additionally, we will receive a royalty on Alvogen’s Qsymia net sales in South Korea. Under the Alvogen Supply Agreement, we will supply product to Alvogen.

PANCREAZE

Approved in 2010, PANCREAZE is a pancreatic enzyme preparation consisting of pancrelipase, an extract derived from porcine pancreatic glands, as well as other enzyme classes, including porcine-derived lipases, proteases and amylases. PANCREAZE is specifically indicated for the treatment of EPI.  EPI is a condition that results from a deficiency in the production and/or secretion of pancreatic enzymes. It is associated with cystic fibrosis and chronic pancreatitis, and affects approximately 85 percent of cystic fibrosis patients.  There is no cure for EPI and pancreatic enzyme replacement therapy is the primary treatment for the condition. We commercialize PANCREAZE in the U.S. and Canada by leveraging our existing commercial infrastructure and expanding it to include 10 additional contract sales representatives in the U.S. and possibly two sales representatives in Canada focused on gastro-intestinal and cystic fibrosis physicians.

Since its approval, PANCREAZE has been commercialized by Janssen. In June 2018, we acquired the commercial rights to PANCREAZE and PANCREASE MT in the U.S. and Canada.

STENDRA/SPEDRA

STENDRA is an oral phosphodiesterase type 5 (“PDE5”) inhibitor that we have licensed from Mitsubishi

Tanabe Pharma Corporation (“MTPC”). FDA approved STENDRA in April 2012 for the treatment of ED in the United States. In June 2013, the EC adopted a decision granting marketing authorization for SPEDRA, the approved trade name for avanafil in the EU, for the treatment of ED in the EU.

The Menarini Group, through its subsidiary Berlin Chemie AG (“Menarini”), is our exclusive licensee for the commercialization and promotion of SPEDRA for the treatment of ED in over 40 countries, including the EU Member States, Australia and New Zealand. In addition, Menarini licensed rights directly from MTPC to commercialize avanafil in certain Asian territories. We receive royalties from Menarini based on SPEDRA net sales and are entitled to receive future milestone payments based on certain net sales targets. Menarini will also reimburse us for payments made to cover various obligations to MTPC during the term of the Menarini License Agreement. Menarini obtains SPEDRA exclusively from us.

Metuchen Pharmaceuticals LLC (“Metuchen”) is our exclusive licensee for the development, commercialization and promotion of STENDRA in the United States, Canada, South America and India. Metuchen reimburses us for payments made to cover royalty and milestone obligations to MTPC, but otherwise owes us no future royalties. Metuchen obtains STENDRA exclusively from us.

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

The current medical therapies for PAH involve endothelin receptor antagonists, PDE5 inhibitors, prostacyclin analogues, selective prostaglandin I2 receptor agonists, and soluble guanate cyclase stimulators, which aim to reduce symptoms and improve quality of life. All currently approved products treat the symptoms of PAH, but do not address the underlying disease. We believe that tacrolimus can be used to enhance reduced bone morphogenetic protein receptor type 2 (“BMPR2”) signaling that is prevalent in PAH patients and may therefore address a fundamental cause of PAH.

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

On January 6, 2017, we acquired the exclusive, worldwide rights for the development and commercialization of BMPR2 activators for the treatment of PAH and related vascular diseases from Selten Pharma, Inc. (“Selten”). Selten assigned to us its license to a group of patents owned by the Board of Trustees of the Leland Stanford Junior University (“Stanford”) which cover uses of tacrolimus and ascomycin to treat PAH. We paid Selten an upfront payment of $1.0 million, and we will pay additional milestone payments based on global development status and future sales milestones, as well as tiered royalty payments on future sales of these compounds. The total potential milestone payments are $39.0 million to Selten. We have assumed full responsibility for the development and commercialization of the licensed compounds for the treatment of PAH and related vascular diseases.

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

Tacrolimus for the treatment of PAH has received Orphan Drug Designation from FDA in the United States and the European Commission on a basis of a scientific opinion adopted by the Committee for Orphan Medicinal Products of the European Medicines Agency in the EU. We are focusing on the development of a proprietary oral formulation of tacrolimus to be used in a clinical development program and for commercial use. We anticipate filing an IND with FDA and completing the development of our proprietary formulation of tacrolimus in 2019. We are currently seeking alternatives for financing the development of tacrolimus.

Qsymia for Additional Indications

We are currently considering further development of Qsymia for the treatment of various diseases, including obstructive sleep apnea and nonalcoholic steatohepatitis (“NASH”). We expect no future development until we have concluded our discussions with FDA regarding our CVOT for Qsymia.

Products and Development Programs

Our approved drugs and investigational drug candidates are summarized as follows:

Drug	Indication	Status	Commercial rights
Qsymia	Obesity	United States Commercially available	Worldwide rights available, except for South Korea
EU Marketing Authorization Application (“MAA”) denied in 2014
		South Korea Not yet commercially available	South Korea commercial rights licensed to Alvogen

Qsymia	Obstructive Sleep Apnea	Phase 2 study completed	Worldwide rights available
Qsymia	Diabetes	Phase 2 study completed	Worldwide rights available

PANCREAZE	EPI	United States Commercially available	U.S. and Canadian rights available
Canada Commercially available

STENDRA/SPEDRA (avanafil)	Erectile Dysfunction	United States Commercially available	Worldwide license from MTPC (excluding certain Asian markets). U.S., Canada, South America and India commercial rights licensed to Metuchen
		EU Commercially available	EU, Australia and New Zealand commercial rights licensed to Menarini Group

VI-0106 (tacrolimus)	PAH	Phase 2a study completed IND to be filed in 2019	Worldwide rights available

Qsymia for the Treatment of Obesity

Many factors contribute to excess weight gain. These include environmental factors, genetics, health conditions, certain medications, emotional factors and other behaviors. All this contributes to more than 110 million Americans being obese or overweight with at least one weight‑related comorbidity. Excess weight increases the risk of cardiometabolic and other conditions including type 2 diabetes, high cholesterol, high blood pressure, heart disease, sleep apnea, stroke and osteoarthritis. According to the National Institutes of Health (“NIH”) losing just 10% of body weight may help obese patients reduce the risk of developing other weight‑related medical conditions, while making a meaningful difference in health and well‑being.

Qsymia for the treatment of obesity was approved as an adjunct to a reduced‑calorie diet and increased physical activity for chronic weight management in adult patients with an initial BMI of 30 or greater  (obese patients) or with a BMI of 27 or greater  (overweight patients) in the presence of at least one weight‑related comorbidity, such as hypertension, type 2 diabetes mellitus or high cholesterol, or dyslipidemia. Qsymia incorporates low doses of active ingredients from two previously approved drugs, phentermine and topiramate. Although the exact mechanism of action is unknown, Qsymia is believed to target appetite and satiety, or the feeling of being full, the two main mechanisms that impact eating behavior.

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

Upon receiving approval to market Qsymia, FDA required that we perform additional studies of Qsymia including a CVOT.  To date, there have been no indications throughout the Qsymia clinical development program nor post-marketing experience of any increase in adverse cardiovascular (“CV”) events.  Given this historical information, along with the established safety profiles of phentermine and topiramate, we continue to believe that Qsymia poses no true cardiovascular safety risk. We have held several meetings with FDA to discuss alternative strategies for obtaining CV outcomes data that would be substantially more feasible and that ensure timely collection of data to better inform on the CV safety of Qsymia.  We worked with cardiovascular and epidemiology experts in exploring alternate solutions to demonstrate the long-term cardiovascular safety of Qsymia. After reviewing a summary of Phase 3 data relevant to CV risk and post-marketing safety data, the cardiology experts noted that they believe there was an absence of an overt CV risk signal and indicated that they did not believe a randomized placebo-controlled CVOT would provide additional information regarding the CV risk of Qsymia. The epidemiology experts maintained that a well-conducted retrospective observational study could provide data to further inform on potential CV risk. We worked with the expert group to develop a protocol and conduct a retrospective observational study. We have submitted information from this study to FDA in support of a currently pending supplemental New Drug Application (“sNDA”) seeking changes to the Qsymia label. Although we and consulted experts believe there is no overt signal for CV risk to justify the CVOT, we are committed to working with FDA to reach a resolution.  There is no assurance, however, that FDA will accept any measures short of those specified in the CVOT to satisfy this requirement.

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

In June 2017, we entered into a settlement agreement with Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as Actavis, and in August 2017, we entered into a settlement agreement with Dr. Reddy’s Laboratories, S.A. and Dr. Reddy’s Laboratories, Inc., collectively referred to as DRL.  The settlement agreement with Actavis will permit Actavis to begin selling a generic version of Qsymia on December 1, 2024, or earlier under certain circumstances. The settlement agreement with DRL will permit DRL to begin selling a generic version of Qsymia on June 1, 2025, or earlier under certain circumstances.

PANCREAZE for the Treatment of Exocrine Pancreatic Insufficiency

The pancreas produces enzymes to help with the digestion of food. EPI is a condition that results from a deficiency in the production and/or secretion of pancreatic enzymes. Due to a lack of these enzymes, people with EPI cannot properly digest the nutrients in food such as fats, proteins, and carbohydrates. EPI is associated with acute or chronic pancreatitis, which constitutes approximately 51% of the EPI market, cystic fibrosis, which constitutes approximately 20% of the EPI market and pancreatic cancer, which constitutes approximately 11% of the EPI market. There is no cure for EPI and pancreatic enzyme replacement therapy is the primary treatment for the condition.

Approved in 2010, PANCREAZE is a pancreatic enzyme preparation consisting of pancrelipase, an extract derived from porcine pancreatic glands, as well as other enzyme classes, including porcine-derived lipases, proteases and amylases. PANCREAZE is specifically indicated for the treatment of EPI.

Since its approval, PANCREAZE has been commercialized by Janssen. In June 2018, we acquired the commercial rights to PANCREAZE and PANCREASE MT in the U.S. and Canada, respectively. In connection with the acquisition of PANCREAZE, we and Janssen also entered into transition services agreements pursuant to which Janssen and a Canadian affiliate of Janssen will provide certain transition services to us in the U.S. and Canada as we transition to full control over the PANCREAZE supply chain. The transition in the U.S. occurred in the first quarter of 2019. We commercialize PANCREAZE in the U.S. and Canada by leveraging our existing commercial infrastructure and expanding it to include 10 additional contract sales representatives in the U.S. and possibly two sales representatives in Canada focused on gastro-intestinal and cystic fibrosis physicians.

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

On September 18, 2014, FDA approved an sNDA for STENDRA. STENDRA is now indicated to be taken as early as approximately 15 minutes before sexual activity. On January 23, 2015, the EC adopted the Commission Implementing Decision amending the marketing authorization for SPEDRA. SPEDRA is now approved in the EU to be taken as needed approximately 15 to 30 minutes before sexual activity.

We have granted an exclusive license to Menarini to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU Member States, plus Australia and New Zealand. We have granted an exclusive license to Metuchen to market STENDRA in the United States, Canada, South America and India. We have also granted an exclusive license to Sanofi to commercialize avanafil in Africa, the Middle East, Turkey, and the CIS, including Russia. We are currently in discussions with potential partners to commercialize STENDRA in other territories where we do not currently have a commercial collaboration under our license with MTPC, including Mexico and Central America.

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

VI-0106 for the Treatment of Pulmonary Arterial Hypertension

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

The current medical therapies for PAH involve endothelin receptor antagonists (“ERA”) phosphodiesterase-5 (“PDE5”) inhibitors, prostacyclin analogues, selective IP receptor agonists, and soluble guanylate cyclase (“sGC”) stimulators, which aim to reduce symptoms and improve quality of life.  All currently approved products treat the symptoms of PAH, but do not address the underlying disease.  According to LifeSci Capital (Feb 2016 Analysis), the U.S. and worldwide markets for PAH pharmaceutical treatments in 2015 exceeded $2.7 billion and $4.5 billion, respectively.

We believe that bone morphogenic protein receptor 2 (“BMPR2”) signaling could inhibit vascular smooth muscle proliferation.  Reduced BMPR2 expression, including loss-of-function mutations in BMPR2, is prevalent in PAH patients and may contribute to smooth muscle proliferation. Studies have shown that low doses of tacrolimus have restored BMPR2 signaling and reversed proliferative effects in animal models. We believe that enhancement of BMPR2 signaling with tacrolimus may address a fundamental cause of PAH.

On March 16, 2015, tacrolimus for the treatment of PAH received an Orphan Drug Designation in the U.S.  An Orphan Drug Designation can provide benefits to us, such as: tax credits on clinical research, simplification of administrative procedures (reduction of the waiting period and reduction of the amount of registration fees), and marketing exclusivity of seven years after the marketing approval is granted for the approved orphan indication.

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

In October 2017, we held a pre-IND meeting with FDA for our proprietary formulation of tacrolimus for the treatment of PAH.  FDA addressed our questions related to preclinical, nonclinical and clinical data and the planned design of clinical trials of tacrolimus in class III and IV PAH patients, and clarified the requirements needed to file an IND to initiate a clinical trial in this indication. As discussed with FDA, we currently intend to design and conduct clinical trials that could qualify for Fast Track and/or Breakthrough Therapy designation and expect to file an IND in 2019.

Tacrolimus for the treatment of PAH has received Orphan Drug Designation from FDA in the United States and, on August 23, 2017, from the EC  (on the basis of a scientific opinion adopted by the Committee for Orphan Medicinal Products of the European Medicines Agency) in the EU. We are currently focusing on the development of a proprietary formulation of tacrolimus to be used in a clinical development program and for commercial use and filing an IND with FDA.

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

Government Regulations

FDA Regulation

Prescription pharmaceutical products are subject to extensive pre‑ and post‑marketing regulation by FDA. The Federal Food, Drug, and Cosmetic Act and its implementing regulations govern, among other things, requirements for the testing, development, manufacturing, quality control, safety, efficacy, approval, labeling, storage, recordkeeping, reporting, distribution, import, export, advertising and promotion of drug products.

The activities required before a pharmaceutical agent may be marketed in the U.S. begin with pre‑clinical testing. Pre‑clinical tests generally include laboratory evaluation of potential products and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies and other information must be submitted to FDA as part of an investigational new drug application (“IND”) which must be reviewed by FDA before proposed clinical testing in human volunteers can begin. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with good clinical practices which establishes standards for conducting, recording data from, and reporting results of, clinical trials, and are intended to assure that the data and reported results are credible, accurate, and that the rights, safety and well‑being of study participants are protected. Clinical trials must be under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent institutional review board (“IRB”). The IRB will consider, among other things, regulations and guidelines for obtaining informed consent from study subjects, as well as other ethical factors and the safety of human patients. The sponsoring company, FDA, or the IRB may suspend or terminate a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

The results of the pre‑clinical and clinical testing, together with chemistry and manufacturing information, are submitted to FDA in the form of a New Drug Application (“NDA”) for a pharmaceutical product in order to obtain approval to commence commercial sales. In responding to an NDA, FDA may grant marketing approval or may request additional information or further research or studies if it determines that the application does not satisfy its regulatory approval criteria. FDA approval for a pharmaceutical product may not be granted on a timely basis, if at all. Under the goals and policies agreed to by FDA under the Prescription Drug User Fee Act (“PDUFA”) FDA has approximately twelve months in which to complete its initial review of a standard NDA and respond to the applicant, and approximately eight months for a priority NDA. FDA does not always meet its PDUFA goal dates and in certain circumstances, the review process and the PDUFA goal date may be extended. A subsequent application for approval of an additional indication must also be reviewed by FDA under the same criteria as apply to original applications, and may not be approved as well. In addition, even if FDA approval is granted, it may not cover all the clinical indications for which approval is sought or may contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. In addition, FDA may require the development and implementation of a REMS to address specific safety issues at the time of approval or after marketing of the product. A REMS may, for instance, restrict distribution and impose burdensome implementation requirements. Our approved product Qsymia is subject to a REMS program.

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

Once approved, products are subject to continuing regulation by FDA. FDA may withdraw the product approval based on new information regarding the safety or efficacy of the product or if compliance with post‑marketing regulatory obligations is not maintained. In addition, FDA may require companies to conduct post‑marketing studies or trials, referred to as PMRs, to evaluate safety issues related to the approved product, and may withdraw approval or impose marketing restrictions based on the results of PMR studies or trials or other relevant data. FDA has required us to perform PMR studies and trials for both of our approved products, Qsymia and STENDRA. FDA has broad post‑market regulatory and enforcement powers, including the ability to levy civil monetary penalties, suspend or delay issuance of approvals, seize or recall products, or withdraw approvals. Additionally, all applicable clinical trials we conduct for our investigational drug candidates, both before and after approval, and the results of those applicable clinical trials when available, are required to be included in a clinical trials registry database that is available and accessible to the public via the Internet. Our failure to properly participate in the clinical trial database registry may subject us to significant civil penalties.

Facilities used to manufacture drugs are subject to periodic inspection by FDA, and other authorities where applicable, and must comply with FDA’s current Good Manufacturing Practice (“cGMP”) regulations. Compliance with cGMP includes adhering to requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, and records and reports. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product.

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

Other Government Regulations

In addition to laws and regulations enforced by FDA, we are also subject to regulation under NIH guidelines as well as under the Controlled Substances Act  (“CSA”) and implementing regulations from the Drug Enforcement Administration (“DEA”), the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations, as our research and development may involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. As a Schedule IV controlled substance under the CSA, Qsymia is subject to DEA and state regulations relating to controlled substances including security requirements, record-keeping and certain reporting obligations as well as prescription procedures and limitations on prescription refills. In addition, the parties who perform our clinical and commercial manufacturing, distribution, dispensing and clinical studies for Qsymia are required to maintain necessary DEA registrations and state licenses. The DEA periodically inspects facilities for compliance with its rules and regulations.

In addition to regulations in the U.S., we or our partners are subject to a variety of foreign regulations governing clinical trials, commercial sales, and distribution of our investigational drug candidates. We or our partners must obtain separate approvals by the comparable regulatory authorities of foreign countries before we or our partners can commence marketing of the product in those countries. For example, in the EU, the conduct of clinical trials is governed by Directive 2001/20/EC which imposes obligations and procedures that are similar to those provided in applicable U.S. laws. The European Union Good Clinical Practice rules and EU Good Laboratory Practice (“GLP”) obligations must also be respected during conduct of the trials. Clinical trials must be approved by the competent authorities and the competent Ethics Committees in the EU Member States in which the clinical trials take place. A clinical trial application (“CTA”) must be submitted to each EU Member State’s national health authority. Moreover, an application for a positive opinion must be submitted to the competent Ethics Committee prior to commencement of clinical trials of a medicinal product. The competent authorities of the EU Member States in which the clinical trial is conducted must authorize the conduct of the trial and the competent Ethics Committees must grant their positive opinion prior to commencement of a clinical trial in an EU Member State. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. Although Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive in a manner that is not always uniform. This has led to variations in the rules governing the conduct of clinical trials in the individual EU Member States. The EU legislator adopted Regulation (EU) No 536/2014 (the “Clinical Trials Regulation”) in 2014. The new EU Clinical Trials Regulation, which will replace the EU Clinical Trials Directive, introduces a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU, including a new coordinated procedure for authorization of clinical trials that is reminiscent of the mutual recognition procedure for marketing authorization of medicinal products, and increased obligations on sponsors to publish clinical trial results. The Clinical Trials Regulation is expected to start to apply in 2020. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

To obtain marketing authorization for a  medicinal product in the EU, we would be required to submit marketing authorization applications based on the ICH Common Technical Document to the competent authorities, and must demonstrate the quality, safety and efficacy of our medicinal products. This would require us to conduct human clinical trials to generate the necessary clinical data. Moreover, we would be required to demonstrate in our application that studies have been conducted with the medicinal product in the pediatric population as provided by a Pediatric

Investigation Plan (“PIP”) approved by the Pediatric Committee of the EMA. Alternatively, confirmation that we have been granted a waiver or deferral from the conduct of these studies by the PDCO must be provided.

Medicinal products are authorized in the EU in one of two ways, either by the competent authorities of the EU Member States through the decentralized procedure, mutual recognition procedure or national procedure (single EU Member State), or through the centralized procedure by the European Commission following a positive opinion by the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA. The authorization process is essentially the same irrespective of which route is used.

The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU Member States and three of the four European Free Trade Association (“EFTA”) countries (Iceland, Liechtenstein and Norway). The centralized procedure is compulsory for medicinal products produced by certain biotechnological processes, advanced therapy medicinal products, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases. It is optional for those products that are containing a new active substance that is not yet authorized in the EEA or for products that constitute a significant therapeutic, scientific or technical innovation or for which grant of centralized marketing authorization is in the interest of patients in the EU. Accelerated evaluation may be granted by the CHMP in exceptional cases. These are defined as circumstances in which a medicinal product is expected to be of a “major public health interest.” Three cumulative criteria must be fulfilled in such circumstances: the seriousness of the disease, such as heavy disabling or life‑threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In these circumstances, the EMA ensures that the opinion of the CHMP is given within 150 days.

The decentralized procedure provides for approval by one or more other (“concerned”) EU Member States of an assessment of an application for marketing authorization conducted by one EU Member State, known as the reference EU Member State. In accordance with this procedure, an applicant submits an application for marketing authorization to the reference EU Member State and the concerned EU Member States. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies (“CMDh”) for review. This review, which may also be escalated to the CHMP in case of disagreement in CMDh would result in a decision by the European Commission. This decision is binding on all EU Member States. In accordance with the mutual recognition procedure, the company applies for national marketing authorization in one EU Member State. The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU Member State to apply for this authorization to be recognized by the competent authorities in other EU Member States. The national marketing authorization procedure is founded on the same basic EU regulatory process as the other marketing authorization procedures discussed in this Section. The national marketing authorization procedure, which is increasingly rare, permits a company to submit an application to the competent authority of a single EU Member State and, if successful, to obtain a marketing authorization that is valid only in this EU Member State.

The maximum timeframe for the evaluation of a marketing authorization application in the EU is 210 days. This period does not include clock stops during which applicants respond to questions from the competent authority. The initial marketing authorization granted in the EU is valid for five years. The authorization may be renewed and remain valid for an unlimited period unless the national competent authority or the European Commission decides on justified grounds to proceed with one additional five-year renewal period. The renewal of a marketing authorization is subject to a re-evaluation of the risk-benefit balance of the product by the national competent authorities or the EMA.

Innovative medicinal products authorized in the EU on the basis of a full marketing authorization application (as opposed to an application for marketing authorization that relies on data available in the marketing authorization dossier for another, previously approved, medicinal product) are entitled to eight years’ data exclusivity. During this period, applicants for authorization of generics or biosimilars of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product. Innovative medicinal products are also entitled to ten years’ market exclusivity. During this ten-year period no generic or biosimilar of this medicinal product can be placed on the EU market. The ten‑year period of market exclusivity can be extended to a maximum of 11 years if, during the first eight years of those ten years, the Marketing Authorization Holder for the innovative product obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Similar to the U.S., marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and/or the competent authorities of the EU Member States. This oversight applies both before and after grant of manufacturing and marketing authorizations. It includes control of compliance with EU GMP rules and pharmacovigilance rules requiring marketing authorization holders to conduct pharmacovigilance activities, and to assess and monitor the safety of medicinal products. We cannot guarantee that we or Menarini, as the marketing authorization holder for SPEDRA in the EU, would be able to comply with the post‑marketing obligations imposed as part of the marketing authorization for SPEDRA. Failure to comply with these requirements may lead to the suspension, variation or withdrawal of the marketing authorization for SPEDRA in the EU.

Various requirements apply to the manufacturing and placing on the EU market of medicinal products.  Manufacture of medicinal products in the EU requires a manufacturing authorization. The manufacturing authorization holder must comply with requirements set out in the applicable EU laws, regulations and guidance. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and APIs. These obligations extend to the manufacture of APIs outside of the EU for import into the EU. Similarly, the distribution of medicinal products into and within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States. Marketing authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of manufacturing authorization, in case of non-compliance with the EU or EU Member States’ requirements applicable to the manufacturing of medicinal products.

In the EU, the advertising and promotion of our products will also be subject to EU Member States’ laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices, as well as other EU Member State legislation that may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (“SmPC”) as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the marketing authorization granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off‑label promotion. The off‑label promotion of medicinal products is prohibited in the EU. The applicable laws at the EU level and in the individual EU Member States also prohibit the direct‑to‑consumer advertising of prescription‑only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict communications concerning the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with healthcare professionals.

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

United States Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to in this report as the “Affordable Care Act,” was adopted in the United States. This law has substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacted the pharmaceutical industry. The Affordable Care Act contains a number of provisions that are expected to impact our business and operations. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges, expansion of the 340B drug pricing program, and fraud and abuse and enforcement. These changes have impacted and will continue to impact existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

The Affordable Care Act made significant changes to the Medicaid Drug Rebate program. Effective March 23, 2010, rebate liability expanded from fee‑for‑service Medicaid utilization to include the utilization of Medicaid managed care organizations as well. The Affordable Care Act also made changes to the 340B drug pricing program, which are described below under the heading “Coverage and Reimbursement.”  With regard to the amount of the rebates owed, the Affordable Care Act increased the minimum Medicaid rebate from 15.1% to 23.1% of the average manufacturer price for most innovator products and from 11% to 13% for non‑innovator products; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount at 100 percent of the average manufacturer price. In addition, the Affordable Care Act and subsequent legislation changed the definition of average manufacturer price. The Centers for Medicare and Medicaid Services (“CMS”), the federal agency that administers Medicare and the Medicaid Drug Rebate program, issued final regulations that became effective on April 1, 2016 to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. In addition, the Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay an annual, nondeductible branded prescription drug fee to the federal government beginning in 2011, apportioned among these entities according to their market share in certain government healthcare programs, although this fee does not apply to sales of certain products approved exclusively for orphan indications. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $2.8 billion in 2019 and thereafter, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.

Additional provisions of the Affordable Care Act may negatively affect our revenues in the future. For example, as part of the Affordable Care Act’s provisions closing a coverage gap that currently exists in most Medicare Part D prescription drug plans,  commonly referred to as the “donut hole,” manufacturers were required to provide a 50 percent discount on branded prescription drugs dispensed to beneficiaries during their “donut hole” period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.  The Bipartisan Budget Act of 2018 (“BBA”) increased such manufacturer point-of-sale discounts to 70 percent effective as of January 1, 2019. We currently have limited coverage under Medicare Part D for our drugs, but coverage could increase in the future.

Some of the provisions of the Affordable Care Act have yet to be fully implemented, and certain provisions have been subject to judicial and Congressional challenges. In addition, there have been efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act and to alter the implementation of the Affordable Care Act and related laws. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate,” effective January 1, 2019. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share and the medical device excise tax on non-exempt medical devices. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. It is unclear how the Affordable Care Act and its implementation, as well as efforts to repeal or replace, or invalidate, the Affordable Care Act, or portions thereof, will affect our business.  It is possible that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved.

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

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. We anticipate that the United States Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost‑containment measures include: controls on government funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs; controls on healthcare providers; challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; changes in drug importation laws; expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person; and public funding for cost‑effectiveness research, which may be used by government and private third‑party payors to make coverage and payment decisions. Further, federal budgetary concerns could result in the implementation of significant federal spending cuts, including cuts in Medicare and other health related spending in the near‑term. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, on average, to 2027.  These cuts reduce reimbursement payments related to our products, which could potentially negatively impact our revenue.

Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price and Actual Acquisition Cost. CMS surveys and publishes retail community pharmacy acquisition cost information in the form of National Average Drug Acquisition Cost files to provide state Medicaid agencies with a basis of comparison for their own reimbursement and pricing methodologies and rates. It is difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products.

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

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low‑income patients. The Affordable Care Act expanded the 340B program to include additional types of covered entities: certain free standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Affordable Care Act, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. Changes to the definition of average manufacturer price and the Medicaid Drug Rebate amount under the Affordable Care Act or otherwise also could affect our 340B ceiling price calculations and negatively impact our results of operations.

The Health Resources and Services Administration (“HRSA”), which administers the 340B program, issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019.  It is currently unclear how HRSA will apply its enforcement authority under the new regulation.  Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate.  HRSA also is implementing a 340B ceiling price reporting requirement during the first quarter of 2019 pursuant to which we are required to report the 340B ceiling prices for our covered outpatient drugs to HRSA on a quarterly basis.   In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts. The Medicaid rebate amount is computed each quarter based on our submission to CMS of our current average manufacturer prices and best prices for the quarter. If we become aware that our reporting for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for a period not to exceed 12 quarters from the quarter in which the data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the 340B ceiling price at which we are required to offer our products to certain covered entities, and we may be required to issue refunds to covered entities.

We are liable for errors associated with our submission of pricing data. Civil monetary penalties can be applied if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false average manufacturer price or best price information to the government, we may be liable for significant civil monetary penalties per item of false information. Our failure to submit monthly/quarterly average manufacturer price and best price data on a timely basis could result in a significant civil monetary penalty per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.

CMS and the Office of the Inspector General have pursued manufacturers that were alleged to have failed to report these data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and certain federal grantees, we participate in the Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program, established by Section 603 of the Veterans

Health Care Act of 1992. Under this program, we are obligated to make our product available for procurement on an FSS contract and charge a price to four federal agencies—VA, Department of Defense, Public Health Service, and Coast Guard—that is no higher than the statutory Federal Ceiling Price (“FCP”). The FCP is based on the non‑federal average manufacturer price (“Non‑FAMP”) which we calculate and report to the VA on a quarterly and annual basis. We also participate in the Tricare Retail Pharmacy program, established by Section 703 of the National Defense Authorization Act for FY 2008, and related regulations, under which we pay quarterly rebates on utilization of innovator products that are dispensed to Tricare beneficiaries through Tricare retail network pharmacies. The rebates are calculated as the difference between Annual Non‑FAMP and FCP.

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

Once an applicant receives marketing authorization in an EU Member State, through any application route, the applicant is then required to engage in pricing discussions and negotiations with a separate pricing authority in that country. The legislators, policymakers and healthcare insurance funds in the EU Member States continue to propose and implement cost‑containing measures to keep healthcare costs down, due in part to the attention being paid to healthcare cost‑containment and other austerity measures in the EU. Certain of these changes could impose limitations on the prices pharmaceutical companies are able to charge for their products. The amounts of reimbursement available from governmental agencies or third‑party payors for these products may increase the tax obligations on pharmaceutical companies such as ours, or may facilitate the introduction of generic competition with respect to our products. Furthermore, an increasing number of EU Member States and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere. In addition, the ongoing budgetary difficulties faced by a number of EU Member States, including Greece and Spain, have led and may continue to lead to substantial delays in payment and payment partially with government bonds rather than cash for medicinal products, which could negatively impact our revenues and profitability. Moreover, in order to obtain reimbursement of our medicinal products in some countries, including some EU Member States, we may be required to conduct Health Technology Assessments (“HTAs”) that compare the cost‑effectiveness of our products to other available therapies. There can be no assurance that our medicinal products will obtain favorable reimbursement status in any country.

In the EU, the sole legal instrument at the EU level governing the pricing and reimbursement of medicinal products is Council Directive 89/105/EEC  (the “Price Transparency Directive”). The aim of this Directive is to ensure that pricing and reimbursement mechanisms established in the EU Member States are transparent and objective, do not hinder the free movement and trade of medicinal products in the EU and do not hinder, prevent or distort competition on the market. The Price Transparency Directive does not provide any guidance concerning the specific criteria on the basis of which pricing and reimbursement decisions are to be made in individual EU Member States. Neither does it have any direct consequence for pricing nor reimbursement levels in individual EU Member States. The EU Member States are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement levels of medicinal products for human use. An EU Member State may approve a specific price or level of reimbursement for the medicinal product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the medicinal product on the market, including volume‑based arrangements and reference pricing mechanisms.

HTA of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States. These EU Member States include the United Kingdom, France, Germany and Sweden. The HTA process in the EEA Member States is governed by the national laws of these countries. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost‑effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market.

The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product vary between EU Member States. A negative HTA by a leading and recognized HTA body concerning one of our medicinal products could not only undermine our ability to obtain reimbursement for such product not only in the EU Member State in which the negative assessment was issued, but also in other EU Member States. For example, EU Member States that have not yet developed HTA mechanisms could rely to some extent on the HTA performed in countries with a developed HTA framework, such as France, Germany or Sweden, when adopting decisions concerning the pricing and reimbursement of a specific medicinal product.

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

On January 31, 2018, the European Commission adopted a proposal for a regulation on HTA. This legislative proposal is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The proposal provides that EU Member States will be able to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. The European Commission has stated that the role of the draft HTA regulation is not to influence pricing and reimbursement decisions in the individual EU Member States. However, this consequence cannot be excluded.

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

The restrictions under applicable federal and state healthcare fraud and abuse and privacy and data security laws and regulations that may affect our ability to operate include, but are not limited to:

•

the federal healthcare Anti‑Kickback Statute, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare items or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Liability under the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti‑Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exemption or safe harbor may be subject to scrutiny. Moreover, the anti-kickback statute is subject to evolving interpretation and there are no safe harbors for many common practices, including patient or product support programs, educational and research grants, or charitable donations. We seek to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti‑kickback liability;

•

the federal civil False Claims Act, which imposes civil penalties against individuals and entities for, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by the U.S. Attorney General or as a qui tam action by a private individual in the name of the government. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. In addition, in recent years the government has pursued civil False Claims Act cases against a number of pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved, and thus non‑reimbursable, uses. More recently, federal enforcement agencies are and have been investigating certain pharmaceutical companies’ product and patient assistance programs, including manufacturer reimbursement support services, relationships with specialty pharmacies, and grants to independent charitable foundations. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties per false or fraudulent claim or statement.  Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non‑government health benefit programs;

•

the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

numerous U.S. federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information. In addition, most healthcare providers who prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act (“HITECH”) which are collectively referred to as “HIPAA.” We are not a HIPAA‑covered entity and we do not operate as a business associate to any covered entities. Therefore, the HIPAA privacy and security requirements do not apply to us (other than potentially with respect to providing certain employee benefits). However, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting and/or conspiring to commit a violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. In addition, the California Consumer Privacy Act (“CCPA”) was signed into law on June 28, 2018 and largely takes effect January 1, 2020. The law contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that may affect our ability to use personal information. The CCPA has substantial penalties for non-compliance, and we continue to assess its impact on our business. Other countries also have, or are developing, laws governing the collection, use, disclosure and protection of personal information. The collection and use of personal health data and other personal data in the EU is governed by the provisions of the General Data Protection Regulation (“GDPR”), an EU-wide regulation that became fully enforceable on May 25, 2018, replacing the EU Data Protection Directive, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. The GDPR imposes restrictions on the processing (e.g., collection, use, disclosure) of personal data, including a number of requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals prior to processing their personal data, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. GDPR also imposes strict restrictions on the transfer of personal data out of the EU to the United States. These obligations and restrictions concern, in particular, the consent of the individuals to whom the personal data relate, the information provided to the individuals, the transfer of personal data out of the EEA or Switzerland, security breach notifications, security and confidentiality of the personal data, as well as substantial potential fines for breaches of the data protection obligations. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in substantial fines and other administrative penalties. Compliance with GDPR may be onerous and increase our cost of doing business. The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing amount of focus on privacy and data security issues with the potential to affect our business. These privacy and data security laws and regulations could increase our cost of doing business, and failure to comply with these laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may have contractual rights that limit our ability to use and disclose the information. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business;

•

analogous state laws and regulations, such as state anti‑kickback and false claims laws, may apply to items or services reimbursed under Medicaid and other state programs or, in several states, apply regardless of the payor. Some state laws also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to certain healthcare providers in the states. Other states prohibit providing meals to prescribers or other marketing‑related activities and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs.  Some states require the posting of information relating to clinical studies and their outcomes.  Some states and cities require identification or licensing of sales representatives.  In addition, some states require pharmaceutical companies to implement compliance programs or marketing codes of conduct. Foreign governments often have similar regulations, which we also will be subject to in those countries where we market and sell products;

•

the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services within the U.S. Department of Health and Human Services (“CMS”) information related payments and other transfers of value, directly or indirectly, to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.  Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and

•

the federal Foreign Corrupt Practices Act of 1977 and other similar anti‑bribery laws in other jurisdictions prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, candidates for foreign political office, or public international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti‑bribery law enforcement activity by U.S. and foreign regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third‑party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

If our operations are found to be in violation of any of the laws or regulations described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal and administrative mandatory penalties, imprisonment, damages, fines, exclusion from government‑funded healthcare programs, like Medicare and Medicaid, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws and regulations, the risks cannot be entirely eliminated. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, data security and fraud laws and regulations may prove costly.

Data protection authorities from the different EU Member States may interpret the GDPR and applicable related national laws differently and impose requirements additional to those provided in the GDPR. In addition, guidance on implementation and compliance practices may be updated or otherwise revised, which adds to the complexity of processing personal data in the EU. When processing personal data of subjects in the EU, we must comply with the applicable data protection laws. In particular, when we rely on third party services providers processing personal data of subjects in the EU we must enter into suitable agreements with these providers and receive sufficient guarantees that the providers meet the requirements of the applicable data protection laws, particularly the GDPR which imposes specific and relevant obligations.

Although there are legal mechanisms to allow for the transfer of personal data from the EEA to the US, a decision of the European Court of Justice in the Schrems case (Case C-362/14 Maximillian Schrems v. Data Protection Commissioner) that invalidated the safe harbor framework has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it was no longer possible to rely on the safe harbor certification as a legal basis for the transfer of personal data from the EU to entities in the US. On February 29, 2016, however, the European Commission announced an agreement with the United States Department of Commerce (“DOC”) to replace the invalidated Safe Harbor framework with a new EU-US “Privacy Shield.” On July 12, 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the European Court of Justice in its ruling by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and Federal Trade Commission, and making commitments on the part of public authorities regarding access to information. US companies have been able to certify to the US Department of Commerce their compliance with the privacy principles of the Privacy Shield since August 1, 2016.

On September 16, 2016, an Irish privacy advocacy group brought an action for annulment of the EC decision on the adequacy of the Privacy Shield before the European Court of Justice (Case T-670/16). In October 2016, a further action for annulment was brought by three French digital rights advocacy groups (Case T-738/16). Case T-670/16 was declared inadmissible. Case T-738/16 is still pending before the European Court of Justice. The United States was admitted as an intervener in the action on September 4, 2018. If the European Court of Justice invalidates the Privacy Shield, it will no longer be possible to rely on the Privacy Shield certification to support transfer of personal data from the EU to entities in the US. Adherence to the Privacy Shield is not, however, mandatory. US-based companies are permitted to rely either on their adherence to the Privacy Shield or on the other authorized means and procedures to transfer personal data provided by the GDPR. If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon to allow for the transfer of personal data from the EEA or Switzerland to the US (or other countries not considered by the European Commission to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results.

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

On February 21, 2013, we entered into the third amendment to our agreement with MTPC which, among other things, expands our rights, or those of our sublicensees, to enforce the patents licensed under the MTPC agreement against alleged infringement, and clarifies the rights and duties of the parties and our sublicensees upon termination of the MTPC agreement. In addition, we were obligated to use our best commercial efforts to market STENDRA in the U.S. by December 31, 2013, which was achieved.

On July 23, 2013, we entered into the fourth amendment to our agreement with MTPC which, among other things, changes the definition of net sales used to calculate royalties owed by us to MTPC.

Menarini Group

On July 5, 2013, we entered into a license and commercialization agreement  (the “Menarini License Agreement”) and a supply agreement  (the “Menarini Supply Agreement”) with the Menarini Group through its subsidiary Berlin‑Chemie AG (“Menarini”).

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

Under the Menarini License Agreement, we have received payments of $52.4 million relating to license and milestone payments through December 31, 2018. Additionally, we are entitled to receive potential milestone payments based on certain net sales targets, plus royalties on SPEDRA sales. Menarini will also reimburse us for payments made to cover various obligations to MTPC during the term of the Menarini License Agreement. The Menarini License Agreement will terminate on a country‑by‑country basis in the relevant territories upon the latest to occur of the following: (i) the expiration of the last‑to‑expire valid VIVUS patent covering SPEDRA; (ii) the expiration of data protection covering SPEDRA; or (iii) 10 years after the SPEDRA product launch. In addition, Menarini may terminate the Menarini License Agreement if certain additional regulatory obligations are imposed on SPEDRA, and we may terminate the Menarini License Agreement if Menarini challenges our patents covering SPEDRA or if Menarini commits certain legal violations. Either party may terminate the Menarini License Agreement for the other party’s uncured material breach or bankruptcy.

Under the terms of the Menarini Supply Agreement, we supplied Menarini with STENDRA drug product until December 31, 2018. Menarini also has the right to manufacture STENDRA independently, provided that it continues to satisfy certain minimum purchase obligations to us. Following the expiration of the Menarini Supply Agreement, Menarini is responsible for its own supply of STENDRA. Either party may terminate the Menarini Supply Agreement for the other party’s uncured material breach or bankruptcy, or upon the termination of the Menarini License Agreement.

Sanofi

On December 11, 2013, we entered into the Sanofi License Agreement with Sanofi. Under the terms of the Sanofi License Agreement, Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in the Sanofi Territory. Under the Sanofi License Agreement, we have received payments of $10.0 million relating to license and milestone payments through December 31, 2018.

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

On December 7, 2018, we entered into an amendment to the Commercial Supply Agreement with Sanofi Chimie, pursuant to which certain amendments were made to the Commercial Supply Agreement, which include: (i) beginning January 1, 2019, Sanofi Chimie will manufacture and supply API for avanafil on an exclusive basis in all countries where we have the right to sell avanafil; (ii) beginning January 1, 2019, the yearly minimum quantities of API that we must purchase from Sanofi Chimie will be adjusted, as well as adjustments to the associated pricing and payment terms; and (iii) with the initial five year term of the Commercial Supply Agreement expiring on December 31, 2018, we and Sanofi Chimie have agreed to extend the term of the Commercial Supply Agreement until December 31, 2023 unless either party makes a timely election to terminate the agreement and that thereafter the Commercial Supply Agreement will auto-renew for successive one year terms unless either party makes a timely election not to renew.

In March 2017, we and Sanofi entered into the Termination, Rights Reversion and Transition Services Agreement  (the “Transition Agreement”) effective February 28, 2017. Under the Transition Agreement, effective upon the thirtieth day following February 28, 2017, the Sanofi License Agreement terminated for all countries in the Sanofi Territory as a termination by Sanofi for convenience notwithstanding any notice requirements contained in the Sanofi License Agreement. The Commercial Supply Agreement and the Manufacturing and Supply Agreement will continue in effect. In addition, under the Transition Agreement, Sanofi will provide us with certain transition services in support of ongoing regulatory approval efforts while we seek to obtain a new commercial partner or partners for the Sanofi Territory. We will pay certain transition service fees to Sanofi as part of the Transition Agreement.

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

Alvogen Malta Operations (ROW) Ltd

In September 2017, we entered into a license and commercialization agreement  (the “Alvogen License Agreement”) and a commercial supply agreement  (the “Alvogen Supply Agreement”) with Alvogen Malta Operations (ROW) Ltd (“Alvogen”). Under the terms of the Alvogen License Agreement, Alvogen will be solely responsible for obtaining and maintaining regulatory approvals for all sales and marketing activities for Qsymia in South Korea. We received an upfront payment of $2.5 million in September 2017, which was recorded in license and milestone revenue in the third quarter of 2017, and are eligible to receive additional payments upon Alvogen achieving marketing authorization, commercial launch and reaching a sales milestone for a potential total of $7.5 million. Additionally, we will receive a royalty on Alvogen’s Qsymia net sales in South Korea. Under the Alvogen Supply Agreement, we will supply product to Alvogen.

Janssen Pharmaceuticals, Inc

In June 2018, we acquired the commercial rights to PANCREAZE and PANCREASE MT in the U.S. and Canada from Janssen. In connection with the acquisition of PANCREAZE, we and Janssen also entered into transition services agreements pursuant to which Janssen and a Canadian affiliate of Janssen will provide certain transition services to us in the U.S. and Canada as we transition to full control over the PANCREAZE supply chain. The transition in the U.S. occurred in the first quarter of 2019.  We commercialize PANCREAZE in the U.S. and Canada by leveraging our existing commercial infrastructure and expanding it to include 10 additional contract sales representatives in the U.S. and possibly two sales representatives in Canada focused on gastro-intestinal and cystic fibrosis physicians. We also entered into a Long-Term Collaboration Agreement with Johnson & Johnson Health Care Systems Inc., a New Jersey corporation and an affiliate of Janssen, pursuant to which they will cooperate in the reporting and certification of pricing and sales data and the payment of rebates and discounts under certain governmental programs.

Other

In October 2001, we entered into an assignment agreement (the “Assignment Agreement”) with Thomas Najarian, M.D. for a combination of pharmaceutical agents for the treatment of obesity and other disorders  (the “Combination Therapy”) that became the focus of our development program for Qsymia. The Combination Therapy and all related patent applications (the “Combination Therapy Patents”) were transferred to us with worldwide rights to develop and commercialize the Combination Therapy and exploit the Combination Therapy Patents. In addition, the Assignment Agreement requires us to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and the Combination Therapy Patents until the last‑to‑expire of the assigned Combination Therapy Patents. To the extent that we decide not to commercially exploit the Combination Therapy Patents, the Assignment Agreement will terminate and the Combination Therapy and the Combination Therapy Patents will be assigned back to Dr. Najarian. In 2006, Dr. Najarian joined the Company as a part‑time employee and served as a Principal Scientist. In November 2013, Dr. Najarian’s employment with the Company ended, and he continues to be available as a consultant.

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

QSYMIA
U.S. Patent No. 7,056,890	Expiring 06/14/2020
U.S. Patent No. 7,553,818	Expiring 06/14/2020
U.S. Patent No. 7,659,256	Expiring 06/14/2020
U.S. Patent No. 7,674,776	Expiring 06/14/2020
U.S. Patent No. 8,802,636	Expiring 06/14/2020
U.S. Patent No. 8,580,299	Expiring 06/14/2029*
U.S. Patent No. 8,895,058	Expiring 06/09/2028
U.S. Patent No. 9,011,905	Expiring 06/09/2028
U.S. Patent Application No. 16/026,886	Pending
U.S. Patent No. 8,580,298	Expiring 05/15/2029*
U.S. Patent No. 8,895,057	Expiring 06/09/2028
U.S. Patent No. 9,011,906	Expiring 06/09/2028
U.S. Patent Application No. 16/220,269	Pending
U.S. Patent Publication No. 2016/0250180 A1 16/220,276	Pending
Canadian Patent No. 2,377,330	Expiring 06/14/2020
Canadian Patent No. 2,727,313	Expiring 06/09/2029
Canadian Patent No. 2,727,319	Expiring 06/09/2029
STENDRA
U.S. Patent No. 6,656,935	Expiring 04/26/2025
U.S. Patent No. 7,501,409	Expiring 05/05/2023
Canadian Patent No. 2,383,466	Expiring 09/13/2020
ERECTILE DYSFUNCTION
U.S. Patent No. 6,495,154	Expiring 11/21/2020
U.S. Patent No. 6,946,141	Expiring 11/21/2020
TACROLIMUS
U.S. Patent No. 9,474,745	Expiring 04/30/2032
U.S. Patent Application No. 16/198,242	Pending
PCT/US16/12694	Pending
PCT/US16/30737	Pending
PCT/US16/47148	Pending

*These expiration dates are based on the number of days of patent term adjustment (“PTA”) calculated by the U.S. Patent and Trademark Office (“USPTO”). An independent calculation of PTA suggested that the patents may be entitled to fewer days of PTA than determined by the USPTO.

The EU has adopted a harmonized approach to data and marketing exclusivity under Regulation (EC) No. 726/2004 and Directive 2001/83/EC. The exclusivity scheme applies to products that have been authorized in the EU by either the European Commission, through the centralized procedure, or the competent authorities of the Member States of the European Economic Area (“EEA”) under the Decentralized, Mutual Recognition or national procedures. The approach (known as the 8+2+1 formula) permits eight years of data exclusivity and 10 years of marketing exclusivity. Within the first eight years of the 10 years, an applicant for a marketing authorization for a generic or biosimilar medicinal product is not permitted to cross refer to the preclinical and clinical trial data relating to the reference product. Even if the generic or biosimilar product is authorized after expiry of the eight years of data exclusivity, it cannot be placed on the market until the full 10‑year market exclusivity has expired. This 10‑year market exclusivity may be extended cumulatively to a maximum period of 11 years if during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for a new (second) therapeutic indication which, during the scientific evaluation prior to its authorization, is held to bring a significant clinical benefit in comparison with existing therapies.

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

Manufacturing

Our commercial products, Qsymia, PANCREAZE and STENDRA, together with their respective APIs and finished products, as well as our clinical supplies, are manufactured on a contract basis. In addition, packaging for the commercial distribution of the Qsymia and PANCREAZE product capsules and the STENDRA product tablets is performed by contract packaging companies. We expect to continue to contract with other third‑party providers for manufacturing services, including APIs, finished products, and packaging operations as needed. We believe that our current agreements and purchase orders with third‑party manufacturers provide for sufficient operating capacity to support the anticipated commercial demand for Qsymia, PANCREAZE and STENDRA and our clinical supplies. However, if we are unable to obtain a sufficient supply of Qsymia, PANCREAZE or STENDRA for our commercial sales, or the clinical supplies to support our clinical trials, or if we should encounter delays or difficulties in our relationships with our manufacturers or packagers, we may lose potential sales, have difficulty entering into collaboration agreements for the commercialization of STENDRA for territories in which we do not have a commercial collaboration or our clinical trials may be delayed.

Catalent Pharma Solutions, LLC (“Catalent”) manufactures our clinical and commercial supplies for Qsymia. Catalent has been successful in validating the commercial manufacturing process for Qsymia at a scale that has been able to support the launch of Qsymia in the U.S. market.

In connection with the acquisition of PANCREAZE, we and Janssen also entered into transition services agreements pursuant to which Janssen and a Canadian affiliate of Janssen will provide certain transition services to us in the U.S. and Canada as we transition to full control over the PANCREAZE supply chain. The transition in the U.S. occurred in the first quarter of 2019. Nordmark Arzneimittel GmbH & Co. KG (“Nordmark”) is the Company’s sole source of clinical and commercial supplies for PANCREAZE.

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

Marketing and Sales

We commercialize Qsymia and PANCREAZE in the U.S. primarily through a specialty sales force, supported by an internal commercial team. Our efforts to expand the appropriate use of Qsymia include scientific publications, participation and presentations at medical conferences, and development and implementation of patient-directed support programs. We have rolled out marketing programs to encourage targeted prescribers to gain more experience with Qsymia. We have increased our investment in digital media in order to amplify our messaging to information-seeking consumers. The digital messaging encourages those consumers most likely to take action to speak with their physicians about obesity treatment options. We believe our enhanced web-based strategies will deliver clear and compelling communications to potential patients. We also provide the Q and Me® Patient Support Program online which supports Qsymia patients make the behavioral changes needed for sustained weight-loss. We launched PANCREAZE in the U.S. in February of 2019, which included 10 contract sales representatives and additional marketing and promotional activities.

Product Distribution and REMS

We rely on Cardinal Health 105, Inc. (“Cardinal Health”) a third‑party distribution and supply‑chain management company, to warehouse Qsymia and PANCREAZE and distribute them to the certified home delivery pharmacies and wholesalers that then distribute our products directly to patients and certified retail pharmacies. Cardinal Health provides billing, collection and returns services. Cardinal Health is our exclusive supplier of distribution logistics services, and accordingly we depend on Cardinal Health to satisfactorily perform its obligations under our agreement with them. We have also teamed with MedVantx Pharmacy Services to provide direct-to-patient distribution of Qsymia.

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

In addition, there are several other investigational drug candidates in Phase 2 clinical trials. Zafgen’s beloranib, currently in Phase 2 for severe obesity, is a methionine aminopeptidase 2 (MetAP2) inhibitor, which is believed to work by re establishing balance to the ways the body packages and metabolizes fat. In January 2013, Rhythm Pharmaceuticals (“Rhythm”) announced the initiation of a Phase 2 clinical trial with RM 493, a small peptide melanocortin 4 receptor (“MC4R”) agonist, for the treatment of obesity. Rhythm announced in September 2013, that RM 493 is being studied in Phase 1B for the treatment of obesity in individuals with a genetic deficiency in the MC4R pathway. There are a number of generic pharmaceutical drugs that are prescribed for obesity, predominantly phentermine, which is sold at much lower prices than we charge for Qsymia and is also widely available in retail pharmacies. The availability of branded prescription drugs, generic drugs and over the counter drugs could limit the demand and the price we are able to charge for Qsymia.

We may also face competition from the off-label use of the generic components in our drugs. In particular, it is possible that patients will seek to acquire phentermine and topiramate, the generic components of Qsymia. Neither of these single-agent generic drugs has a REMS program. Although these products have not been approved by FDA for use in the treatment of chronic obesity, the off-label use of the generic drugs in the U.S. or the importation of the generic drugs from foreign markets could adversely affect the commercial potential for our drugs and adversely affect our overall business, financial condition and results of operations.

Qsymia may also face challenges and competition from newly developed generic products. Under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, newly approved drugs and indications may benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act stimulates competition by providing incentives to generic pharmaceutical manufacturers to introduce non-infringing forms of patented pharmaceutical products and to challenge patents on branded pharmaceutical products. We received two notifications under paragraph IV of the Hatch-Waxman Act challenging certain of our Qsymia patents, and we filed suit against both challengers. In June 2017, we entered into a settlement agreement with Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as “Actavis,” and in August 2017, we entered into a settlement agreement with Dr. Reddy’s Laboratories, S.A. and Dr. Reddy’s Laboratories, Inc., collectively referred to as “DRL.”  The settlement agreement with Actavis will permit Actavis to begin selling a generic version of Qsymia on December 1, 2024, or earlier under certain circumstances. The settlement agreement with DRL will permit DRL to begin selling a generic version of Qsymia on June 1, 2025, or earlier under certain circumstances. It is possible that one or more additional companies may file an Abbreviated New Drug Application (“ANDA”) and could receive FDA approval to market a generic version of Qsymia before the entry dates specified in our settlement agreements with Actavis and DRL. If a generic version of Qsymia is launched, our business will be negatively impacted.

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

PANCREAZE for the treatment of pancreatic insufficiency competes with Creon®, marketed by AbbVie, Inc., Zenpep®, marketed by Allergan Inc., Pertzye®, marketed by Digestive Care, Inc., and UltresaTM, marketed by Aptalis Phama US, Inc.

STENDRA for the treatment of ED competes with PDE5 inhibitors in the form of oral medications including Viagra® (sildenafil citrate), marketed by Pfizer, Inc.; Cialis® (tadalafil), marketed by Eli Lilly and Company; Levitra® (vardenafil), co-marketed by GlaxoSmithKline plc and Schering-Plough Corporation in the U.S.; and STAXYN® (vardenafil in an oral disintegrating tablet (“ODT”)), co-promoted by GlaxoSmithKline plc and Merck & Co., Inc. Additionally, generic formulations of sildenafil citrate and tadalafil are currently available on the market and, on January 3, 2017, we granted Hetero a license to manufacture and commercialize the generic version of STENDRA described in its ANDA filing in the United States as of the date that is the later of (a) October 29, 2024, which is 180 days prior to the expiration of the last to expire of the patents-in-suit, or (b) the date that Hetero obtains final approval from FDA of the Hetero ANDA.

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

Avanafil qualifies as an innovative medicinal product in the EU. Innovative medicinal products authorized in the EU on the basis of a full marketing authorization application (as opposed to an application for marketing authorization that relies on data in the marketing authorization dossier for another, previously approved medicinal product) are entitled to eight years’ data exclusivity. During this period, applicants for approval of generics or biosimilars of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product. Innovative medicinal products are also entitled to 10 years’ market exclusivity. During this 10‑year period no generic or biosimilar medicinal product can be placed on the EU market. The 10‑year period of market exclusivity can be extended to a maximum of 11 years if, during the first eight years of those 10 years, the Marketing Authorization Holder for the innovative product obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. If we do not obtain extended patent protection and data exclusivity for our product candidates, our business may be materially harmed.

Employees

As of February 20, 2019, we had 57 employees located at our corporate headquarters in Campbell, California and in the field. None of our current employees are represented by a labor union or are the subject of a collective bargaining agreement. We believe that our relations with our employees are good, and we have never experienced a work stoppage at any of our facilities.

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

The public may read and copy any materials filed by VIVUS with the SEC by visiting the SEC’s Internet site at http://sec.gov. The contents of these websites are not incorporated into this filing. Further, VIVUS’s references to the URLs for these websites are intended to be inactive textual references only.

In addition, information regarding our code of ethics and the charters of our Audit, Compensation, Nominating and Governance, and Corporate Development Committees are available free of charge on our website listed above.

Item 1A.  Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10‑K and in other documents we file with the Securities and Exchange Commission  (the “SEC”) are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward‑looking statements contained in this Annual Report on Form 10‑K. These are not the only risks and uncertainties facing VIVUS. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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
•

comply with the post-marketing requirements established by FDA, including Qsymia’s Risk Evaluation and Mitigation Strategy (“REMS”) any future changes to the REMS, and any other requirements established by FDA in the future;

•	efficiently conduct the post-marketing studies required by FDA;

•	effectively and efficiently manage our sales force and commercial team for the promotion of Qsymia and PANCREAZE;
•	effectively increase the level of revenue for PANCREAZE;
•	successfully assume the supply chain and commercial responsibilities for PANCREAZE;
•	maintain a good relationship with the manufacturer of PANCREAZE;
•	ensure a sufficient level of PANCREAZE inventory;
•

ensure that the active pharmaceutical ingredients (“APIs”) for Qsymia and STENDRA/SPEDRA and the finished products are manufactured in sufficient quantities and in compliance with requirements of FDA and DEA and similar foreign regulatory agencies and with an acceptable quality and pricing level in order to meet commercial demand;

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

In 2018, former executives of Willow Biopharma Inc. joined our management team, including John Amos as our new Chief Executive Officer, M. Scott Oehrlein as our new Chief Operations Officer and Kenneth Suh as our new President. If we are unable to successfully retain and integrate the new management team, our business could be harmed.

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

•	obtain regulatory approval and market authorization for tacrolimus in the U.S., EU and other territories;
•	develop, validate and maintain a commercially viable manufacturing process that is compliant with current Good Manufacturing Practices (“cGMP”);
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

We rely on our collaboration partners, including Alvogen, Menarini and Metuchen, to successfully commercialize Qsymia and STENDRA/SPEDRA in their respective territories, including obtaining any necessary approvals and we cannot assure you that they will be successful. Our dependence on our collaborative arrangements for the commercialization of Qsymia and STENDRA/SPEDRA, including our license agreements with Alvogen, MTPC, Menarini and Metuchen, subject us to a number of risks, including the following:

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

The Tax Cuts and Jobs Act made substantial changes to the Internal Revenue Code, effective January 1, 2018, some of which could have an adverse effect on our business. In addition to reducing the top corporate income tax rate, changes that could impact our business in the future include (i) eliminating the ability to utilize net operating losses (“NOLs”) to reduce income in prior tax years and limiting the utilization of NOLs generated after December 31, 2017 to 80% of future taxable income, which could affect the timing of our ability to utilize NOLs, and (ii) limiting the amount of business interest expenses that can be deducted to 30% of earnings before interest, taxes, depreciation and amortization.

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

If we are unable to enter into agreements with collaborators for the territories that are not covered by our existing commercialization agreements, our ability to commercialize Qsymia and STENDRA/SPEDRA in these territories may be impaired.

We intend to enter into collaborative arrangements or a strategic alliance with one or more pharmaceutical partners or others to commercialize Qsymia and STENDRA/SPEDRA in territories that are not covered by our current commercial collaboration agreements. For example, Qsymia is currently licensed for sale only in the U.S. and we have a commercialization agreement to market it in South Korea. STENDRA/SPEDRA is currently not marketed in Africa, the Middle East, Turkey, the CIS, Mexico and Central America. We may be unable to enter into agreements with third parties for Qsymia and STENDRA/SPEDRA for these territories on favorable terms or at all, which could delay, impair, or preclude our ability to commercialize Qsymia and STENDRA/SPEDRA in these territories.

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

We, together with Alvogen, Menarini, Metuchen, Janssen and any potential future collaborators in certain territories, intend to market Qsymia, PANCREAZE/PANCREASE and STENDRA/SPEDRA outside the U.S., which will subject us to risks related to conducting business internationally.

We, through Alvogen, Menarini, Metuchen and any potential future collaborators in certain territories, intend to manufacture, market, and distribute Qsymia, PANCREAZE/PANCREASE and STENDRA/SPEDRA outside the U.S. Also, on an interim basis, we have agreements with affiliates of Janssen for the commercialization of PANCREASE MT in Canada. We expect that we will be subject to additional risks related to conducting business internationally, including:

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

Our write-down for excess and obsolete inventory is subjective and requires forecasting of the future market demand for our products. Forecasting demand for Qsymia, a drug in the obesity market in which there had been no new FDA-approved medications in over a decade prior to 2012, and for which reimbursement from third-party payors had previously been non-existent, has been difficult. PANCREAZE has a short shelf life and forecasting both the amounts and the timing of demand for PANCREAZE is difficult. Forecasting demand for STENDRA/SPEDRA, a drug that is new to a crowded and competitive market and has limited sales history, is also difficult. We will continue to evaluate our inventories on a periodic basis. The value of our inventories could be impacted if actual sales differ significantly from our estimates of future demand or if any significant unanticipated changes in future product demand or market conditions occur. Any of these events, or a combination thereof, could result in additional inventory write-downs in future periods, which could be material.

Our failure to manage and maintain our distribution network for Qsymia or compliance with certain requirements, including requirements of the Qsymia REMS program, could compromise the commercialization of this product.

We rely on Cardinal Health 105, Inc. (“Cardinal Health”) a third-party distribution and supply-chain management company, to warehouse Qsymia and distribute it to the certified home delivery pharmacies and wholesalers that then distribute Qsymia directly to patients and certified retail pharmacies. Cardinal Health provides billing, collection and returns services. Cardinal Health is our exclusive supplier of distribution logistics services, and accordingly we depend on Cardinal Health to satisfactorily perform its obligations under our agreement with them, including compliance with relevant state and federal laws.

Pursuant to the REMS program applicable to Qsymia, our distribution network is through a small number of certified home delivery pharmacies and wholesalers and through a broader network of certified retail pharmacies. We have contracted through a third-party vendor to certify the retail pharmacies and collect required data to support the Qsymia REMS program. In addition to providing services to support the distribution and use of Qsymia, each of the certified pharmacies has agreed to comply with the REMS program requirements and, through our third-party data collection vendor, will provide us with the necessary patient and prescribing healthcare provider (“HCP”) data. In addition, we have contracted with third-party data warehouses to store this patient and HCP data and report it to us. We rely on this third-party data in order to recognize revenue and comply with the REMS requirements for Qsymia, such as data analysis. This distribution and data collection network requires significant coordination with our sales and marketing, finance, regulatory and medical affairs teams, in light of the REMS requirements applicable to Qsymia.

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

We are required to complete post-approval studies and trials mandated by FDA for Qsymia, and such studies and trials are expected to be costly and time consuming. If the results of these studies and trials reveal unacceptable safety risks, Qsymia may be subject to additional REMS restrictions or required to be withdrawn from the market.

Upon receiving approval to market Qsymia, FDA required that we perform additional studies of Qsymia including a cardiovascular outcome trial (“CVOT”). We estimate the cost of a CVOT as currently designed to be between $180.0 million and $220.0 million incurred over a period of approximately five years. We have held several meetings with FDA to discuss alternative strategies for obtaining cardiovascular (“CV”) outcomes data that would be substantially more feasible and that ensure timely collection of data to better inform on the CV safety of Qsymia. In September 2013, we submitted a request to the EMA for Scientific Advice, a procedure similar to the U.S. Special Protocol Assessment process, regarding use of a pre-specified interim analysis from the CVOT to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease. Our request was to allow this interim analysis to support the resubmission of an application for a marketing authorization for Qsiva for treatment of obesity in accordance with the EU centralized marketing authorization procedure. We received feedback in 2014 from the EMA and the various competent authorities of the EU Member States. We worked with cardiovascular and epidemiology experts in exploring alternate solutions to demonstrate the long-term cardiovascular safety of Qsymia. After reviewing a summary of Phase 3 data relevant to CV risk and post-marketing safety data, the cardiology experts noted that they believe there was an absence of an overt CV risk signal and indicated that they did not believe a randomized placebo-controlled CVOT would provide additional information regarding the CV risk of Qsymia. The epidemiology experts maintained that a well-conducted retrospective observational study could provide data to further inform on potential CV risk. We worked with the expert group to develop a protocol and conduct a retrospective observational study. We have submitted information from this study to FDA in support of a currently pending supplemental New Drug Application (“sNDA”) seeking changes to the Qsymia label. Although we and consulted experts believe there is no overt signal for CV risk to justify the CVOT, we are committed to working with FDA to reach a resolution. There is no assurance, however, that FDA will accept any measures short of those specified in the CVOT to satisfy this requirement.

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

We outsource many key functions of our business and therefore rely on a substantial number of consultants, and we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our regulatory obligations, clinical trials or other development activities may be extended, delayed or terminated, and we may not be able to complete our post-approval clinical trials or other development activities for Qsymia, PANCREAZE and STENDRA, obtain regulatory approval for our future investigational drug candidates, successfully commercialize our approved drugs or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on commercially reasonable terms, or at all.

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

Once an applicant receives authorization to market a medicinal product in an EU Member State, through any application route, the applicant is required to engage in pricing discussions and negotiations with a separate pricing authority in that country. The legislators, policymakers and healthcare insurance funds in the EU Member States continue to propose and implement cost-containing measures to keep healthcare costs down, due in part to the attention being paid to healthcare cost containment and other austerity measures in the EU. Certain of these changes could impose limitations on the prices pharmaceutical companies are able to charge for their products. The amounts of reimbursement available from governmental agencies or third-party payors for these products may increase the tax obligations on pharmaceutical companies such as ours, or may facilitate the introduction of generic competition with respect to our products. Furthermore, an increasing number of EU Member States and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in the price of medicinal products in some countries could contribute to similar downward trends elsewhere. In addition, the ongoing budgetary difficulties faced by a number of EU Member States, including Greece and Spain, have led and may continue to lead to substantial delays in payment and payment partially with government bonds rather than cash for medicinal products, which could negatively impact our revenues and profitability. Moreover, in order to obtain reimbursement of our medicinal products in some countries, including some EU Member States, we may be required to conduct clinical trials that compare the cost-effectiveness of our products to other available therapies. There can be no assurance that our medicinal products will obtain favorable reimbursement status in any country. For more information concerning pricing and reimbursement of medicinal products in the EU and, in particular, the impact of HTA, please refer to the section titled “Government Regulation - Coverage and Reimbursement.”

If we become subject to product liability claims, we may be required to pay damages that exceed our insurance coverage.

Qsymia, PANCREAZE and STENDRA/SPEDRA, like all pharmaceutical products, are subject to heightened risk for product liability claims due to inherent potential side effects. For example, because topiramate, a component of Qsymia, may increase the risk of congenital malformation in infants exposed to topiramate during the first trimester of pregnancy and also may increase the risk of suicidal thoughts and behavior, such risks may be associated with Qsymia as well. Other potential risks involving Qsymia may include, but are not limited to, an increase in resting heart rate, acute angle closure glaucoma, cognitive and psychiatric adverse events, metabolic acidosis, an increase in serum creatinine, hypoglycemia in patients with type 2 diabetes, kidney stone formation, decreased sweating and hypokalemia, or lower-than-normal amount of potassium in the blood.

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

If we cannot successfully defend ourselves against a product liability claim, whether involving Qsymia, PANCREAZE, STENDRA/SPEDRA or a future investigational drug candidate or product, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Qsymia may also face challenges and competition from newly developed generic products. Under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, newly approved drugs and indications may benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act stimulates competition by providing incentives to generic pharmaceutical manufacturers to introduce non-infringing forms of patented pharmaceutical products and to challenge patents on branded pharmaceutical products. We received two notifications under paragraph IV of the Hatch-Waxman Act challenging certain of our Qsymia patents, and we filed suit against both challengers. In June 2017, we entered into a settlement agreement with Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as “Actavis,” and in August 2017, we entered into a settlement agreement with Dr. Reddy’s Laboratories, S.A. and Dr. Reddy’s Laboratories, Inc., collectively referred to as “DRL.” The settlement agreement with Actavis will permit Actavis to begin selling a generic version of Qsymia on December 1, 2024, or earlier under certain circumstances. The settlement agreement with DRL will permit DRL to begin selling a generic version of Qsymia on June 1, 2025, or earlier under certain circumstances. It is possible that one or more additional companies may file an Abbreviated New Drug Application (“ANDA”) and could receive FDA approval to market a generic version of Qsymia before the entry dates specified in our settlement agreements with Actavis and DRL. If a generic version of Qsymia is launched, this will harm our business. Generic manufacturers pursuing ANDA approval are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on FDA’s finding that the innovator’s product is safe and effective. Additionally, generic drug companies generally do not expend significant sums on sales and marketing activities, instead relying on physicians or payors to substitute the generic form of a drug for the branded form. Thus, generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical or biotechnology companies who have incurred substantial expenses associated with the research and development of the drug product and who must spend significant sums marketing a new drug.

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

PANCREAZE for the treatment of pancreatic insufficiency competes with Creon®, marketed by AbbVie, Inc., Zenpep®, marketed by Allergan Inc., Pertzye®, marketed by Digestive Care, Inc., and UltresaTM, marketed by Aptalis Phama US, Inc.

STENDRA for the treatment of ED competes with PDE5 inhibitors in the form of oral medications including Viagra® (sildenafil citrate), marketed by Pfizer, Inc.; Cialis® (tadalafil), marketed by Eli Lilly and Company; Levitra® (vardenafil), co-marketed by GlaxoSmithKline plc and Schering-Plough Corporation in the U.S.; and STAXYN® (vardenafil in an oral disintegrating tablet (“ODT”)), co-promoted by GlaxoSmithKline plc and Merck & Co., Inc. Additionally, generic formulations of sildenafil citrate and tadalafil are currently available on the market and, on January 3, 2017, we granted Hetero a license to manufacture and commercialize the generic version of STENDRA described in its ANDA filing in the United States as of the date that is the later of (a) October 29, 2024, which is 180 days prior to the expiration of the last to expire of the patents-in-suit, or (b) the date that Hetero obtains final approval from FDA of the Hetero ANDA.

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

From time to time, we consider strategic transactions, such as out-licensing or in-licensing of compounds or technologies, acquisitions of companies and asset purchases. On September 30, 2016, we entered into a license and commercialization agreement and a commercial supply agreement with Metuchen. Under the terms of the agreements, Metuchen received an exclusive license to develop, commercialize and promote STENDRA in the United States, Canada, South America and India  (the “Territory”) effective October 1, 2016. Additionally, on January 6, 2017, we entered into a Patent Assignment Agreement with Selten, whereby we received exclusive, worldwide rights for the development and commercialization of tacrolimus for the treatment of PAH and related vascular diseases. Also, on June 8, 2018, we closed on the acquisition of PANCREAZE from Janssen, pursuant to which we acquired the rights to PANCREAZE and PANCREASE MT in the U.S. and Canada. Further potential transactions we may consider include a variety of different business arrangements, including strategic partnerships, joint ventures, spin-offs, restructurings, divestitures, business combinations and investments. In addition, another entity may pursue us as an acquisition target. Any such transactions may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges, require additional expertise or disrupt our management or business, any of which could harm our operations and financial results.

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

As part of our growth strategy, we may acquire, in-license, develop and/or market additional products and investigational drug candidates. Most recently, on June 8, 2018, we closed on the acquisition of PANCREAZE from Janssen, pursuant to which we acquired the rights to PANCREAZE and PANCREASE MT in the U.S. and Canada. Also, on January 6, 2017, we entered into a Patent Assignment Agreement with Selten, whereby we received exclusive, worldwide rights for the development and commercialization of tacrolimus for the treatment of PAH and related vascular diseases. Because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical investigational drug candidates and products.

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

For example, Catalent Pharma Solutions, LLC (“Catalent”) is our sole source of clinical and commercial supplies for Qsymia. While Catalent has significant experience in commercial scale manufacturing, there is no assurance that Catalent will be successful in continuing to supply Qsymia at current levels or increasing the scale of the Qsymia manufacturing process, should the market demand for Qsymia expand beyond the level supportable by the current validated manufacturing process. Such a failure by Catalent to meet current demand or to further scale up the commercial manufacturing process for Qsymia could have a material adverse impact on our ability to realize commercial success with Qsymia in the U.S. market, and have a material adverse impact on our plan, market price of our common stock and financial condition.

For PANCREAZE, Nordmark is our sole source of clinical and commercial supplies. Nordmark has significant experience in manufacturing; however, there is no assurance that they will continue to be successful in supplying

PANCREAZE in the future or if we will be able to continue our relationship with Nordmark on favorable terms to us for any future formulations and quantities.

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

We seek to maintain the confidential nature of our confidential information through contractual provisions in our agreements with third parties, including our agreements with clinical research organizations (“CROs”) that manage our clinical studies for our investigational drug candidates. These CROs may fail to comply with their obligations of confidentiality or may be required as a matter of law to disclose our confidential information. As the success of our clinical studies depends in large part on our confidential information remaining confidential prior to, during and after a clinical study, any disclosure or breach affecting that information could have a material adverse effect on the outcome of a clinical study, our business, financial condition and results of operations. Additionally, we intend to launch the VIVUS Healthcare Platform in 2019, which will provide current and potential customers with an integrated online approach to weight management.

The collection and use of personal health data and other personal data in the EU is governed by the General Data Protection Regulation (“GDPR”) which became applicable on May 25, 2018, replacing the EU Data Protection Directive, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting and substantial fines and other administrative penalties. Compliance with the GDPR may be onerous and increase our cost of doing business. For more information concerning the data protection requirements in the EU and the EU Member States and the rules governing the transfer of personal data to the U.S., please refer to the section title “Government Regulation - Fraud and Abuse and Privacy and Data Security Laws and Regulations.”

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

Our arrangements with third-party payors, patients and customers expose us to broadly applicable federal and state healthcare laws and regulations pertaining to fraud and abuse. In addition, our operations expose us to privacy and data security laws and regulations. The restrictions under applicable federal and state healthcare laws and regulations, and privacy and data security laws and regulations, that may affect our ability to operate include, but are not limited to:

•

the federal healthcare Anti-Kickback Statute, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare items or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Liability under the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exemption or safe harbor may be subject to scrutiny. Moreover, the anti-kickback statute is subject to evolving interpretation and there are no safe harbors for many common practices, including patient or product support programs, educational and research grants, or charitable donations. We seek to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability;

•

the federal civil False Claims Act, which imposes civil penalties against individuals and entities for, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing, or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by the U.S. Attorney General or as a qui tam action by a private individual in the name of the government. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. In addition, in recent years the government has pursued civil False Claims Act cases against a number of pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved, and thus non-reimbursable, uses. More recently, federal enforcement agencies are and have been investigating certain pharmaceutical companies’ product and patient assistance programs, including manufacturer reimbursement support services, relationships with specialty pharmacies, and grants to independent charitable foundations. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties per false or fraudulent claim or statement. Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;

•

The federal Health Insurance Portability and Accountability Act of 1996, as amended by HIPAA imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

numerous U.S. federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and protection of personal information. Other countries also have, or are developing, laws governing the collection, use, disclosure and protection of personal information. The General Data Protection Regulation (“GDPR”), for example, is an EU-wide regulation that imposes restrictions on the processing (e.g., collection, use, disclosure) of personal data and that also imposes strict restrictions on the transfer of personal data out of the EU to the United States. In addition, most healthcare providers who prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 and by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) which are collectively referred to as “HIPAA.” We are not a HIPAA-covered entity and we do not operate as a business associate to any covered entities. Therefore, the HIPAA privacy and security requirements do not apply to us (other than potentially with respect to providing certain employee benefits). However, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting and/or conspiring to commit a violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing amount of focus on privacy and data security issues with the potential to affect our business. These privacy and data security laws and regulations could increase our cost of doing business, and failure to comply with these laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business;

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to items or services reimbursed under Medicaid and other state programs or, in several states, apply regardless of the payor. Some state laws also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to certain healthcare providers in the states. Other states prohibit providing meals to prescribers or other marketing-related activities and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs.  Some states require the posting of information relating to clinical studies and their outcomes.  Some states and cities require identification or licensing of sales representatives. Some states restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Other states and cities require identification or licensing of state representatives. In addition, some states require pharmaceutical companies to implement compliance programs or marketing codes of conduct. Foreign governments often have similar regulations, which we also will be subject to in those countries where we market and sell products;

•

the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services (“CMS”) within the U.S. Department of Health and Human Services information related payments and other transfers of value, directly or indirectly, to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.  Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and

•

the federal Foreign Corrupt Practices Act of 1977 and other similar anti-bribery laws in other jurisdictions prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, candidates for foreign political office, or public international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. and foreign regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

State and federal regulatory and enforcement agencies continue to actively investigate violations of healthcare laws and regulations, and the U.S. Congress continues to strengthen the arsenal of enforcement tools. Most recently, the Bipartisan Budget Act of 2018 increased the criminal and civil penalties that can be imposed for violating certain federal healthcare laws, including the federal healthcare Anti-Kickback Statute. If our operations are found to be in violation of any of the laws and regulations described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal and administrative penalties, imprisonment, damages, fines, exclusion from government-funded healthcare programs, like Medicare and Medicaid (i.e., loss of coverage for products), and the curtailment or restructuring of our operations including by entering into a Corporate Integrity Agreement with the U.S. Department of Health and Human Services Office of Inspector General. Any penalties, damages, fines, curtailment or restructuring of our operations, or associated adverse publicity, could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws and regulations, the risks cannot be entirely eliminated. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy data, security and fraud laws and regulations may prove costly.

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

FDA, and third-country authorities, including the competent authorities of the EU Member States, have the authority to impose significant restrictions, including REMS requirements, on approved products through regulations on advertising, promotional and distribution activities. After approval, if products are marketed in contradiction with FDA laws and regulations, FDA may issue warning letters that require specific remedial measures to be taken, as well as an immediate cessation of the impermissible conduct, resulting in adverse publicity. FDA may also require that all future promotional materials receive prior agency review and approval before use. Certain states have also adopted regulations and reporting requirements surrounding the promotion of pharmaceuticals. Qsymia, PANCREAZE and STENDRA are subject to these regulations. Failure by us or any of our collaborators to comply with state requirements may affect our ability to promote or sell pharmaceutical drugs in certain states. This, in turn, could have a material adverse impact on our financial results and financial condition and could subject us to significant liability, including civil and administrative remedies as well as criminal sanctions.

We are subject to ongoing regulatory obligations and restrictions, which may result in significant expense or limit our ability to commercialize our drugs.

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

We obtain the necessary raw materials and components for the manufacture of Qsymia and STENDRA as well as certain services, such as analytical testing packaging and labeling, from third parties. In particular, we rely on Catalent to supply Qsymia capsules and Packaging Coordinators, Inc. (“PCI”) for Qsymia packaging services. We rely on Sanofi Chimie and Sanofi Winthrop to supply avanafil API and tablets. We and these suppliers and service providers are required to follow cGMP requirements and are subject to routine and unannounced inspections by FDA and by state and foreign regulatory agencies for compliance with cGMP requirements and other applicable regulations. Upon inspection of these facilities, FDA or foreign regulatory agencies may find the manufacturing process or facilities are not in compliance with cGMP requirements and other regulations. Because manufacturing processes are highly complex and are subject to a lengthy regulatory approval process, alternative qualified supply may not be available on a timely basis or at all.

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

The Affordable Care Act made significant changes to the Medicaid Drug Rebate program. Effective in March 2010, rebate liability expanded from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well. With regard to the amount of the rebates owed, the Affordable Care Act increased the minimum Medicaid rebate from 15.1% to 23.1% of the average manufacturer price for most innovator products and from 11% to 13% for non-innovator products; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount at 100 percent of the average manufacturer price. In addition, the Affordable Care Act and subsequent legislation changed the definition of average manufacturer price. Finally, the Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government beginning in 2011. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $2.8 billion in 2019 and thereafter, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.

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

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The Affordable Care Act expanded the 340B program to include additional types of covered entities: certain free standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Affordable Care Act, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. Changes to the definition of average manufacturer price and the Medicaid rebate amount under the Affordable Care Act and CMS’s issuance of final regulations implementing those changes also could affect our 340B ceiling price calculations and negatively impact our results of operations.

The Health Resources and Services Administration (“HRSA”), which administers the 340B program, issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019.  It is currently unclear how HRSA will apply its enforcement authority under the new regulation.  Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate.  HRSA also is implementing a 340B ceiling price reporting requirement during the first quarter of 2019 pursuant to which we are required to report the 340B ceiling prices for our covered outpatient drugs to HRSA on a quarterly basis. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts. The Medicaid rebate amount is computed each quarter based on our submission to CMS of our current average manufacturer prices and best prices for the quarter. If we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for a period not to exceed 12 quarters from the quarter in which the data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the 340B ceiling price at which we are required to offer our products to certain covered entities, and we may be required to issue refunds to covered entities.

We are liable for errors associated with our submission of pricing data. Civil monetary penalties can be applied if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false average manufacturer price or best price information to the government, we may be liable for significant civil monetary penalties per item of false information. Our failure to submit monthly/quarterly average manufacturer price and best price data on a timely basis could result in a significant civil monetary penalty per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.

CMS and the Office of the Inspector General have pursued manufacturers that were alleged to have failed to report these data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect.

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

Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price and Actual Acquisition Cost. CMS, the federal agency that administers Medicare and the Medicaid Drug Rebate program, surveys and publishes retail community pharmacy acquisition cost information in the form of National Average Drug Acquisition Cost files to provide state Medicaid agencies with a basis of comparison for their own reimbursement and pricing methodologies and rates. It is difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products.

The healthcare industry in the U.S. and abroad is undergoing fundamental changes that are the result of political, economic and regulatory influences. The levels of revenue and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce healthcare costs through various means. Reforms that have been and may be considered include mandated basic healthcare benefits, controls on healthcare spending through limitations on the increase in private health insurance premiums and the types of drugs eligible for reimbursement and Medicare and Medicaid spending, the creation of large insurance purchasing groups, and fundamental changes to the healthcare delivery system. These include measures that limit or prohibit payments for some medical treatments or subject the pricing of drugs to government control and regulations changing the rebates we are required to provide, and proposals that would do so. Further, federal budgetary concerns could result in the implementation of significant federal spending cuts, including cuts in Medicare and other health related spending in the near-term. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, on average, to 2027. These cuts reduce reimbursement payments related to our products, which could potentially negatively impact our revenue.

In March 2010, the President signed the Affordable Care Act. The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, and could have a material adverse effect on our future business, cash flows, financial condition and results of operations, including by operation of the following provisions:

•	Effective in March 2010, rebate liability expanded from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well.
•

With regard to the amount of the rebates owed, the Affordable Care Act increased the minimum Medicaid rebate from 15.1% to 23.1% of the average manufacturer price for most innovator products and from 11% to 13% for non-innovator products; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount at 100 percent of the average manufacturer price.
•

Effective in January 2011, pharmaceutical companies were required to provide a 50 percent discount on branded prescription drugs dispensed to beneficiaries during their Medicare Part D coverage gap period or “donut hole,” which is a coverage gap that currently exists in the Medicare Part D prescription drug program. The BBA increased such manufacturer point-of-sale discounts to 70% effective as of January 1, 2019. We currently do not have coverage under Medicare Part D for our drugs, but this could change in the future.

•

Effective in January 2011, the Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay an annual, nondeductible, branded prescription drug fee to the federal government, which is apportioned among pharmaceutical manufacturers according to their market share in certain government healthcare programs, although this fee does not apply to sales of certain products approved exclusively for orphan indications. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $2.8 billion in 2019 and thereafter, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.

•

Some states have elected to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level. For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall, which could impact our sales, business and financial condition. We expect any Medicaid expansion to impact the number of adults in Medicaid more than children because many states have already set their eligibility criteria for children at or above the level designated in the Affordable Care Act. An increase in the proportion of patients who receive our drugs and who are covered by Medicaid could adversely affect our net sales revenue.

CMS issued final regulations that became effective on April 1, 2016 to implement the changes to the Medicaid Drug Rebate Program under the Affordable Care Act.

There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of government healthcare or third-party reimbursement programs will not have a material adverse effect on us. Healthcare reform is also under consideration in other countries where we intend to market Qsymia. Some of the provisions of the Affordable Care Act have yet to be fully implemented, and certain provisions have been subject to judicial and Congressional challenges. In addition, there have been efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act and to alter the implementation of the Affordable Care Act and related laws. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the individual mandate, beginning in 2019. Additional legislative changes,  regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. We expect that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved.

We expect to experience pricing and reimbursement pressures in connection with the sale of Qsymia, STENDRA and our investigational drug candidates, if approved, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative and regulatory actions. In addition, we may confront limitations in insurance coverage for Qsymia, STENDRA and our investigational drug candidates. For example, the Medicare program generally does not provide coverage for drugs used to treat erectile dysfunction or drugs used to treat obesity. Similarly, other insurers may determine that such products are not covered under their programs. If we fail to successfully secure and maintain reimbursement coverage for our approved drugs and investigational drug candidates or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our approved drugs and investigational drug candidates and our business will be harmed. Congress has enacted healthcare reform and may enact further reform, which could adversely affect the pharmaceutical industry as a whole, and therefore could have a material adverse effect on our business.

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

An increasing number of EU Member States and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere. In addition, the ongoing budgetary difficulties faced by a number of EU Member States, including Greece and Spain, have led and may continue to lead to substantial delays in payment and payment partially with government bonds rather than cash for medicinal products, which could negatively impact our revenues and profitability. Moreover, in order to obtain reimbursement of our medicinal products in some countries, including some EU Member States, we may be required to conduct clinical trials that compare the cost effectiveness of our products to other available therapies. There can be no assurance that our medicinal products will obtain favorable reimbursement status in any country. For more information concerning pricing and reimbursement of medicinal products in the EU and, in particular, the impact of HTA, please refer to the section titled “Government Regulation - Coverage and Reimbursement.”

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

Despite the implementation of security measures, our internal computer systems and those of our contract sales organization (“CSO”), CROs, safety monitoring company and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, accidents, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our investigational drug candidate development programs and drug manufacturing operations. For example, the loss of clinical trial data from completed or ongoing clinical trials for our investigational drug candidates could result in delays in our regulatory approval efforts with FDA, the EC, or the competent authorities of the EU Member States, and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our investigational drug candidates, or commercialization of our approved drugs, could be delayed. If we are unable to restore our information systems in the event of a systems failure, our communications, daily operations and the ability to develop our investigational drug candidates and approved drug commercialization efforts would be severely affected.

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

Brexit may harm our ability to market our products, to do business, increase our costs and negatively affect our stock price.

Worldwide economic conditions remain uncertain due to various developments including the decision by the United Kingdom to initiate the formal procedure of withdrawal from the EU (often referred to as “Brexit”), current economic challenges in Asia and other disruptions to global and regional economies and markets.

Brexit has created significant uncertainty about the future relationship between the United Kingdom and the EU, including with respect to the laws and regulations that will apply as the United Kingdom determines which EU laws to replace or replicate in the event of a withdrawal. From a regulatory perspective, the United Kingdom's withdrawal from the EU could give rise to significant complexity and risks. In addition, the exact terms of the United Kingdom's withdrawal and the laws and regulations that will apply after the United Kingdom withdraws from the EU may affect manufacturing sites that hold an EU manufacturing authorization issued by the United Kingdom competent authorities.

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

Other entities may also challenge the validity or enforceability of our patents and patent applications in litigation or administrative proceedings. The sponsor of a generic application seeking to rely on one of our approved drug products as the reference listed drug must make one of several certifications regarding each listed patent. A “Paragraph III” certification is the sponsor’s statement that it will wait for the patent to expire before obtaining approval for its product. A “Paragraph IV” certification is a challenge to the patent; it is an assertion that the patent does not block approval of the later product, either because the patent is invalid or unenforceable or because the patent, even if valid, is not infringed by the new product. Once FDA accepts for filing a generic application containing a Paragraph IV certification, the applicant must within 20 days provide notice to the reference listed drug (“RLD”) NDA holder and patent owner that the application with patent challenge has been submitted, and provide the factual and legal basis for the applicant’s assertion that the patent is invalid or not infringed. If the NDA holder or patent owner file suit against the generic applicant for patent infringement within 45 days of receiving the Paragraph IV notice, FDA is prohibited from approving the generic application for a period of 30 months from the date of receipt of the notice. If the RLD has new chemical entity exclusivity and the notice is given and suit filed during the fifth year of exclusivity, the 30-month stay does not begin until five years after the RLD approval. FDA may approve the proposed product before the expiration of the 30-month stay if a court finds the patent invalid or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation. If a competitor or a generic pharmaceutical provider successfully challenges our patents, the protection provided by these patents could be reduced or eliminated and our ability to commercialize any approved drugs would be at risk. In addition, if a competitor or generic manufacturer were to receive approval to sell a generic or follow-on version of one of our products, our approved product would become subject to increased competition and our revenues for that product would be adversely affected.

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

Qsymia is approved under the provisions of the Federal Food, Drug and Cosmetic Act (“FDCA”) which renders it susceptible to potential competition from generic manufacturers via the ANDA approval process. The FDCA includes provisions allowing generic manufacturers to challenge the innovator’s patent protection by submitting “Paragraph IV” certifications to FDA in which the generic manufacturer claims that the innovator’s patent is invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of the generic product. A patent owner who receives a Paragraph IV certification may choose to sue the generic applicant for patent infringement.

We received certain Paragraph IV certification notices and have entered into settlement agreements with those who have submitted those notices. The settlement agreement with Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as “Actavis,” will permit Actavis to begin selling a generic version of Qsymia on December 1, 2024, or earlier under certain circumstances. The settlement with Dr. Reddy’s Laboratories, S.A. and Dr. Reddy’s Laboratories, Inc., collectively referred to as “DRL,” will permit DRL to begin selling a generic version of

Qsymia on June 1, 2025, or earlier under certain circumstances. It is possible that one or more additional companies may file an ANDA and could receive FDA approval to market a generic version of Qsymia before the entry dates specified in our settlement agreements with Actavis and DRL, including if it is determined that the generic product does not infringe our patents, or that our patents are invalid or unenforceable. Although we intend to vigorously enforce our intellectual property rights relating to Qsymia, in the event there is a future ANDA filer, there can be no assurance that we will prevail in a future defense of our patent rights. If a generic version of Qsymia or any of our other approved therapies is introduced, these therapies would become subject to increased competition and our revenue would be adversely affected.

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

We expect that our existing capital resources combined with future anticipated cash flows will be sufficient to support our operating activities at least through the next twelve months. However, we anticipate that we will be required to obtain additional financing to fund our commercialization efforts, additional clinical studies for approved products, the development of our research and development pipeline and the servicing requirements of our debt. Our future capital requirements will depend upon numerous factors, including:

•	our ability to expand the use of Qsymia and PANCREAZE;
•	the costs associated with the integration of PANCREAZE operations;
•	the costs to commercialize PANCREAZE;
•	our ability to obtain marketing authorization by the EC for Qsiva in the EU and other territories;
•	our ability to manage costs;
•	the cost required to maintain the REMS program for Qsymia;
•	the cost, timing and outcome of the post-approval clinical studies FDA has required us to perform as part of the approval for Qsymia;
•	our ability, along with our collaboration partners, to successfully commercialize STENDRA/SPEDRA;
•	our ability to successfully commercialize STENDRA/SPEDRA through a third party in other territories in which we do not currently have a commercial collaboration;
•	the progress and costs of our research and development programs;

•	the costs associated with obtaining, developing and marketing any new development assets;
•	the scope, timing, costs and results of pre-clinical, clinical and retrospective observational studies and trials;
•	the cost of access to electronic records and databases that allow for retrospective observational studies;
•	patient recruitment and enrollment in future clinical trials;
•	the costs involved in seeking regulatory approvals for future drug candidates;
•	the costs involved in filing and pursuing patent applications, defending and enforcing patent claims;
•	the establishment of collaborations, sublicenses and strategic alliances and the related costs, including milestone payments;
•	the cost of manufacturing and commercialization activities and arrangements;
•	the level of resources devoted to our future sales and marketing capabilities;
•	the cost, timing and outcome of litigation, if any;
•	the impact of healthcare reform, if any, imposed by the federal government; and
•	the activities of competitors.

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

As of December 31, 2018, we have $181.4 million in 4.5% Convertible Senior Notes due May 1, 2020, which we refer to as the Convertible Notes. The Convertible Notes are convertible into approximately 1,683,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 6.73038 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $148.58 per share, subject to adjustment under certain conditions. On October 8, 2015, IEH Biopharma LLC, a subsidiary of Icahn Enterprises L.P., announced that it had received tenders for $170,165,000 of the aggregate principal amount of our Convertible Notes in its previously announced cash tender offer for any and all of the outstanding Convertible Notes. The Convertible Notes are convertible at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. Investors in our common stock will be diluted to the extent the Convertible Notes are converted into shares of our common stock, rather than being settled in cash.

In April 2018, we entered into an agreement for a new $120.0 million senior secured note (the “Athyrium Notes”) with Athyrium Capital Management, LP (“Athyrium”). $110.0 million of the Athyrium Notes were drawn down in June 2018, with the remaining $10.0 million available for drawing upon meeting certain conditions. Payments on the Athyrium Notes bear interest at 10.375% and are interest-only for the first 36 months; thereafter the notes will be repaid in 36 equal monthly payments. Concurrently, we repurchased Convertible Notes held by Athyrium, with a face value of $60.0 million, for $51.0 million. In October 2018, we settled a purchase of approximately $8.6 million outstanding principal amount of our Convertible Notes for approximately $7.1 million plus accrued interest. We continue our evaluation of alternatives for addressing our remaining $181.4 million of Convertible Notes.

We may also raise additional capital through the incurrence of debt, and the holders of any debt we may issue would have rights superior to our stockholders’ rights in the event we are not successful and are forced to seek the protection of bankruptcy laws.

In addition, debt financing typically contains covenants that restrict operating activities. For example, on March 25, 2013, we entered into the Purchase and Sale Agreement (the “BioPharma Agreement”) with BioPharma Secured Investments III Holdings Cayman LP (“BioPharma”) which provides for the purchase of a debt-like instrument. Under the BioPharma Agreement, we may not (i) incur indebtedness greater than a specified amount, (ii) pay a dividend or other cash distribution on our capital stock, unless we have cash and cash equivalents in excess of a specified amount, (iii) amend or restate our certificate of incorporation or bylaws unless such amendments or restatements do not affect BioPharma’s interests under the BioPharma Agreement, (iv) encumber the collateral, or (v) abandon certain patent rights, in each case without the consent of BioPharma. Any future debt financing we enter into may involve similar or more onerous covenants that restrict our operations.

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

At December 31, 2018, we had $111.2 million in cash, cash equivalents and available-for-sale securities. While at December 31, 2018, our excess cash balances were invested in money market, U.S. Treasury securities and corporate debt securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. Treasury securities or corporate debt securities as of December 31, 2018. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

For example, on March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against us and three of our former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114 cv 261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for our success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14 cv 03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs voluntarily dismissed their state court action with prejudice. Defendants moved to dismiss the federal action and moved to dismiss again after plaintiffs amended their complaint to include additional factual allegations and to add seven new claims under California law. The court granted the latter motion on June 18, 2015, dismissing the seven California claims with prejudice and dismissing the two federal claims with leave to amend. Plaintiffs filed a Second Amended Complaint on August 17, 2015. Defendants moved to dismiss that complaint as well. On April 19, 2016, the court granted defendants’ motion to dismiss with prejudice and entered judgment in favor of defendants. Plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals on May 18, 2016. The Ninth Circuit issued a decision on January 16, 2018, affirming the district court’s dismissal of the action. The deadline for Plaintiffs to seek rehearing in the Ninth Circuit and to file a petition for certiorari in the Supreme Court has now expired and the matter is concluded.

We have an accumulated deficit of $880.5 million as of December 31, 2018, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $880.5 million for the period from our inception through December 31, 2018, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income may be limited.

As of December 31, 2018, we had approximately $630.7 million and $273.6 million of net operating loss (“NOL”) carryforwards with which to offset our future taxable income for federal and state income tax reporting purposes, respectively. Utilization of our net operating loss and tax credit carryforwards, or tax attributes, may be subject to substantial annual limitations provided by the Internal Revenue Code and similar state provisions to the extent certain ownership changes are deemed to occur. Such an annual limitation could result in the expiration of the tax attributes before utilization. The tax attributes reflected above have not been reduced by any limitations. To the extent it is determined upon completion of the analysis that such limitations do apply, we will adjust the tax attributes accordingly.

We face the risk that our ability to use our tax attributes will be substantially restricted if we undergo an “ownership change” as defined in Section 382 of the U.S. Internal Revenue Code (“Section 382”). An ownership change under Section 382 would occur if “5-percent shareholders,” within the meaning of Section 382, collectively increased their ownership in the Company by more than 50 percentage points over a rolling three-year period. We have not completed a recent study to assess whether any change of control has occurred or whether there have been multiple changes of control since our formation, due to the significant complexity and cost associated with the study. We have completed studies through December 31, 2016 and concluded no adjustments were required. If we have experienced a change of control at any time since our formation, our NOL carryforwards and tax credits may not be available, or their utilization could be subject to an annual limitation under Section 382. A full valuation allowance has been provided against our NOL carryforwards, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Accordingly, there would be no impact on the consolidated balance sheet or statement of operations.

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

The market price of our common stock has been volatile and is likely to continue to be so. The market price of our common stock may fluctuate due to factors including, but not limited to:

•	our ability to meet the expectations of investors related to the commercialization of Qsymia, PANCREAZE and STENDRA;
•	our ability to find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience;
•	our ability to obtain marketing authorization for our products in foreign jurisdictions, including authorization from the EC for Qsiva in the EU;
•	the costs, timing and outcome of post-approval clinical studies which FDA has required us to perform as part of the approval for Qsymia and STENDRA;
•	the cost required to maintain the REMS program for Qsymia;
•	results within the clinical trial programs for Qsymia and STENDRA or other results or decisions affecting the development of our investigational drug candidates;
•	announcements of technological innovations or new products by us or our competitors;
•	approval of, or announcements of, other anti-obesity compounds in development;
•	publication of generic drug combination weight loss data by outside individuals or companies;
•	actual or anticipated fluctuations in our financial results;
•	our ability to obtain needed financing;

•	sales by insiders or major stockholders;
•	economic conditions in the U.S. and abroad;
•	the volatility and liquidity of the financial markets;
•	comments by or changes in assessments of us or financial estimates by security analysts;
•	negative reports by the media or industry analysts on various aspects of our products, our performance and our future operations;
•	the status of the CVOT and our related discussions with FDA;
•	adverse regulatory actions or decisions;
•	any loss of key management;
•	deviations in our operating results from the estimates of securities analysts or other analyst comments;
•	discussions about us or our stock price by the financial and scientific press and in online investor communities;
•	trading activity by highly technical investors utilizing sophisticated algorithms and high frequency trading;
•	investment activities employed by short sellers of our common stock;
•	developments or disputes concerning patents or other proprietary rights;
•	reports of prescription data by us or from independent third parties for our products;
•	licensing, product, patent or securities litigation; and
•	public concern as to the safety or efficacy of our drugs or future investigational drug candidates developed by us.

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

Our operating results will likely fluctuate from fiscal quarter to fiscal quarter, and from year to year, and are difficult to predict. Product sales of Qsymia may never increase or become profitable. We may be unsuccessful in properly integrating and profitably marketing PANCREAZE. In addition, although we have entered into license and commercialization agreements with Menarini to commercialize and promote SPEDRA for the treatment of ED in over 40 countries, including the EU, plus Australia and New Zealand and with Metuchen to commercialize STENDRA in the U.S., Canada, South America and India, we and they may not be successful in commercializing avanafil in these territories. Our operating expenses are largely independent of sales in any particular period. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors. These factors include, but are not limited to, the level of patient demand for Qsymia and STENDRA, the ability of our distribution partners to process and ship product on a timely basis, the success of our third-party’s manufacturing efforts to meet customer demand, fluctuations in foreign exchange rates, investments in sales and marketing efforts to support the sales of Qsymia and STENDRA, investments in the research and development efforts, and expenditures we may incur to acquire additional products.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

In August 2016, we entered into a lease for new principal executive offices, consisting of approximately 13,981 square feet of office space at 900 East Hamilton Avenue, Campbell, California  (the “Campbell Lease”). The Campbell Lease has an initial term of approximately 58 months, commencing on December 27, 2016, with a beginning annual rental rate of $3.10 per rentable square foot, subject to agreed-upon increases. We received an abatement of the monthly rent for the first four months on the lease term. We have one option to extend the lease term for two years at the fair market rental rate then prevailing as detailed in the Campbell Lease.

Beginning in August 2018, we also rent a small office space in Morristown, New Jersey with a rental period through August 2020.

In general, our existing facilities are in good condition and adequate for all present and near‑term uses.

For additional information regarding obligations under operating leases, see Note 16: “Commitments” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10‑K.

Item 3.  Legal Proceedings

We are not aware of any asserted or unasserted claims against us where we believe that an unfavorable resolution would have an adverse material impact on our operations or financial position.

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

VIVUS’s common stock trades publicly on the Nasdaq Global Select Market under the symbol “VVUS.” As of February 20, 2019, there were 10,637,164 shares of outstanding common stock that were held by 2,353 stockholders of record and no outstanding shares of preferred stock. On February 20, 2019, the last reported sales price of our common stock on the Nasdaq Global Select Market was $5.27 per share.

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

Stock Performance Graph

The following graph shows a comparison of total stockholder return for holders of our common stock from December 31, 2013 through December 31, 2018 compared with the Nasdaq Composite Index and the RDG SmallCap Pharmaceutical Index. Total stockholder return assumes $100 invested at the beginning of the period in our common stock, the stock represented in the Nasdaq Composite Index and the stock represented by the RDG SmallCap Pharmaceutical Index, respectively. This graph is presented pursuant to SEC rules. We believe that while total stockholder return can be an important indicator of corporate performance, the stock prices of small cap pharmaceutical stocks like VIVUS are subject to a number of market‑related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy, and the performance of other medical technology stocks.

COMPARISON OF 5‑YEAR CUMULATIVE TOTAL RETURN*

Among VIVUS, Inc., the Nasdaq Composite Index, and the RDG SmallCap Pharmaceutical Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/13
12/14
12/15
12/16
12/17
12/18
VIVUS, Inc.
Nasdaq Composite
RDG SmallCap Pharmaceutical

*$100 invested on 12/31/2013 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

Selected Financial Data

(In thousands, except per share data)

Selected Annual Financial Data

	Year Ended December 31,
	2018	2017	2016	2015	2014
Income Statement Data:
Total revenue	$65,062	$65,373	$124,258	$95,430	$114,181
Total operating expenses	$68,541	$62,580	$68,573	$155,707	$164,892
Income (loss) from operations	$(3,479)	$2,793	$55,685	$(60,277)	$(50,711)
Net (loss) income	$(36,950)	$(30,511)	$23,302	$(93,107)	$(82,647)
Basic net (loss) income per share	$(3.48)	$(2.89)	$2.23	$(8.96)	$(7.99)
Diluted net (loss) income per share	$(3.48)	$(2.89)	$2.22	$(8.96)	$(7.99)
Balance Sheet Data:
Working capital	$124,327	$224,643	$255,159	$214,143	$301,789
Total assets	$302,147	$264,968	$305,776	$277,202	$366,938
Long-term debt	$294,446	$235,683	$241,318	$231,390	$227,783
Accumulated deficit	$(880,515)	$(843,565)	$(813,054)	$(836,356)	$(743,249)
Stockholders’ (deficit) equity	$(40,023)	$(9,338)	$18,185	$(7,085)	$82,518

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the year ended December 31, 2018, are not necessarily indicative of the results that may be expected for future fiscal years. The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements that are included in Item 8 of Part II of this Form 10‑K.

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

Overview

VIVUS is a specialty pharmaceutical company with three approved therapies and one product candidate in active clinical development. Qsymia® (phentermine and topiramate extended release) is approved by FDA for chronic weight management. In June 2018, we acquired the U.S. and Canadian commercial rights for PANCREAZE® (pancrelipase), which is indicated for the treatment of exocrine pancreatic insufficiency (“EPI”) due to cystic fibrosis or other conditions. STENDRA® (avanafil) is approved by FDA for erectile dysfunction (“ED”) and by the EC under the trade name SPEDRA, for the treatment of ED in the EU. VI-0106 (tacrolimus) is in active clinical development and is being studied in patients with pulmonary arterial hypertension (“PAH”).

Business Strategy

Early in 2018, we announced that we would focus our strategy on building a portfolio of cash flow generating assets to leverage our expertise in commercializing specialty pharmaceutical assets. In June 2018, we completed the first acquisition under this strategy as we acquired all product rights for PANCREAZE® (pancrelipase) in the United States and PANCREASE® MT in Canada for $135.0 million in cash from Janssen Pharmaceuticals. PANCREAZE is a prescription medicine used to treat people who cannot digest food normally because their pancreas does not make enough enzymes due to cystic fibrosis or other conditions. We believe we can support PANCREAZE in the U.S. market by leveraging our existing commercial infrastructure and expanding it to include up to 10 additional sales representatives in the U.S. and possibly two sales representatives in Canada focused on gastro-intestinal and cystic fibrosis physicians. We expect to build a small commercial presence in Canada to support PANCREASE MT, the trade name for pancrelipase in Canada.

Another key strategy for 2018 was the recruitment and hiring of a permanent, full-time CEO. In April 2018, we announced the acquisition of Willow Biopharma Inc. (“Willow”). With this acquisition, we announced the addition of three new members to our senior leadership team. John Amos was named our new Chief Executive Officer and a member of the VIVUS Board of Directors. Kenneth Suh continued as President and Chief Executive Officer of Willow until being named President of VIVUS in August 2018. M. Scott Oehrlein was named to the newly created position of Chief Operations Officer of VIVUS. These three individuals have a strong track record of building successful cash flow positive businesses through product acquisition. In combination with the other current members of the senior leadership team, we believe that we are well positioned to continue to successfully execute on our business strategy.

In April 2018, we entered into a note purchase agreement  (the “Note Purchase Agreement”) with affiliates of Athyrium Capital Management (“Athyrium”) for the issuance and sale of up to $110.0 million of 10.375% senior secured notes due 2024 to be issued substantially concurrently with the consummation of the PANCREAZE acquisition. The Note Purchase Agreement also allows up to an additional $10.0 million of 10.375% senior secured notes due 2024 to be issued at our option within 12 months of the initial issue date, subject to certain conditions. Notes in the amount of $110.0 million were issued in June 2018. Concurrent with the issuance of the initial notes, we issued warrants to purchase 0.3 million shares of our common stock to the note holders. Additionally, concurrent with the issuance of the senior secured notes, we repurchased Convertible Notes held by Athyrium, with a face value of $60.0 million, at a discount to par plus accrued interest. In October 2018, we settled a purchase of approximately $8.6 million outstanding principal amount of our Convertible Notes for approximately $7.1 million plus accrued interest. We continue our evaluation of alternatives for addressing our remaining $181.4 million of Convertible Notes.

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

We commercialize Qsymia in the U.S. through a specialty sales force who promote Qsymia to physicians. Our sales efforts are focused on maintaining a commercial presence with high volume prescribers of anti-obesity products. Our marketing efforts have focused on rolling out unique programs to encourage targeted prescribers to gain more experience with Qsymia with their obese or overweight patient population. We continue to invest in digital media in order to amplify our messaging to information-seeking consumers. The digital messaging encourages those consumers most likely to take action to speak with their physicians about obesity treatment options. We believe our enhanced digital strategies deliver clear and compelling communications to potential patients. We utilize a patient savings plan to further drive Qsymia brand preference at the point of prescription and to encourage long-term use of the brand.

In September 2017, we entered into a license and commercialization agreement  (the “Alvogen License Agreement”) and a commercial supply agreement  (the “Alvogen Supply Agreement”) with Alvogen Malta Operations (ROW) Ltd (“Alvogen”). Under the terms of the Alvogen License Agreement, Alvogen will be solely responsible for obtaining and maintaining regulatory approvals for all sales and marketing activities for Qsymia in South Korea. We received an upfront payment of $2.5 million in September 2017 and are eligible to receive additional payments upon Alvogen achieving marketing authorization, commercial launch and reaching a sales milestone. Additionally, we will receive a royalty on Alvogen’s Qsymia net sales in South Korea. Under the Alvogen Supply Agreement, we will supply product to Alvogen.

PANCREAZE

Since its approval, PANCREAZE has been commercialized by Janssen. In June 2018, we acquired the commercial rights to PANCREAZE and PANCREASE MT in the U.S. and Canada. In connection with the acquisition of PANCREAZE, we and Janssen also entered into transition services agreements pursuant to which Janssen and a Canadian affiliate of Janssen will provide certain transition services to us in the U.S. and Canada as we transition to full control over the PANCREAZE supply chain. The transition in the U.S. occurred in the first quarter of 2019. We commercialize PANCREAZE in the U.S. and Canada by leveraging our existing commercial infrastructure and expanding it to include 10 additional contract sales representatives in the U.S. and possibly two sales representatives in Canada focused on gastro-intestinal and cystic fibrosis physicians.

Approved in 2010, PANCREAZE is a pancreatic enzyme preparation consisting of pancrelipase, an extract derived from porcine pancreatic glands, as well as other enzyme classes, including porcine-derived lipases, proteases and amylases. PANCREAZE is specifically indicated for the treatment of exocrine pancreatic insufficiency (“EPI”).  EPI is a condition that results from a deficiency in the production and/or secretion of pancreatic enzymes. It is associated with cystic fibrosis and chronic pancreatitis, and affects approximately 85 percent of cystic fibrosis patients.  There is no cure for EPI and pancreatic enzyme replacement therapy is the primary treatment for the condition.

STENDRA/SPEDRA

STENDRA is an oral phosphodiesterase type 5 (“PDE5”) inhibitor that we have licensed from Mitsubishi Tanabe Pharma Corporation (“MTPC”). FDA approved STENDRA in April 2012 for the treatment of ED in the United States. In June 2013, the EC adopted a decision granting marketing authorization for SPEDRA, the approved trade name for avanafil in the EU, for the treatment of ED in the EU.

The Menarini Group, through its subsidiary Berlin Chemie AG (“Menarini”), is our exclusive licensee for the commercialization and promotion of SPEDRA for the treatment of ED in over 40 countries, including the EU Member States, Australia and New Zealand. In addition, Menarini licensed rights directly from MTPC to commercialize avanafil in certain Asian territories. We receive royalties from Menarini based on SPEDRA net sales and are entitled to receive future milestone payments based on certain net sales targets. Menarini will also reimburse us for payments made to cover various obligations to MTPC during the term of the Menarini License Agreement. Menarini obtains SPEDRA exclusively from us.

Metuchen Pharmaceuticals LLC (“Metuchen”) is our exclusive licensee for the development, commercialization and promotion of STENDRA in the United States, Canada, South America and India. Metuchen reimburses us for payments made to cover royalty and milestone obligations to MTPC, but otherwise owes us no future royalties. Metuchen obtains STENDRA exclusively from us.

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

The current medical therapies for PAH involve endothelin receptor antagonists, PDE5 inhibitors, prostacyclin analogues, selective prostaglandin I2 receptor agonists, and soluble guanate cyclase stimulators, which aim to reduce symptoms and improve quality of life. All currently approved products treat the symptoms of PAH, but do not address the underlying disease. We believe that tacrolimus can be used to enhance reduced bone morphogenetic protein receptor type 2 (“BMPR2”) signaling that is prevalent in PAH patients and may therefore address a fundamental cause of PAH.

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

On January 6, 2017, we acquired the exclusive, worldwide rights for the development and commercialization of BMPR2 activators for the treatment of PAH and related vascular diseases from Selten Pharma, Inc. (“Selten”). Selten assigned to us its license to a group of patents owned by the Board of Trustees of the Leland Stanford Junior University (“Stanford”) which cover uses of tacrolimus and ascomycin to treat PAH. We paid Selten an upfront payment of $1.0 million, and we will pay additional milestone payments based on global development status and future sales milestones, as well as tiered royalty payments on future sales of these compounds. The total potential milestone payments are $39.0 million to Selten. We have assumed full responsibility for the development and commercialization of the licensed compounds for the treatment of PAH and related vascular diseases.

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

Tacrolimus for the treatment of PAH has received Orphan Drug Designation from FDA in the United States and the European Commission on the basis of a scientific opinion adopted by the Committee for Orphan Medicinal Products of the European Medicines Agency in the EU. We are focusing on the development of a proprietary oral formulation of tacrolimus to be used in a clinical development program and for commercial use. We anticipate filing an IND with FDA and completing the development of our proprietary formulation of tacrolimus in 2018. We are currently seeking alternatives for financing the development of tacrolimus.

Qsymia for Additional Indications

We are currently considering further development of Qsymia for the treatment of various diseases, including obstructive sleep apnea and nonalcoholic steatohepatitis (“NASH”). We expect no future development until we have concluded our discussions with FDA regarding our CVOT for Qsymia.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

For all revenue transactions, we evaluate our contracts with our customers to determine revenue recognition using the following five-step model:

1)We identify the contract(s) with a customer;

2)We identify the performance obligations in the contract;

3)We determine the transaction price;

4)We allocate the transaction price to the identified performance obligations; and

5)We recognize revenue when (or as) the entity satisfies a performance obligation.

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

Change in Accounting Estimate in 2017

We ship units of Qsymia through a distribution network that includes certified retail pharmacies. We began shipping Qsymia in September 2012, and we grant rights to our customers to return unsold product from six months prior to and up to 12 months subsequent to product expiration. This has resulted in a potential return period of from 24 to 36 months depending on the ship date of the product. As we had no previous experience in selling Qsymia and given the lengthy return period, we were not initially able to reliably estimate expected returns of Qsymia at the time of shipment, which was required by the accounting literature at the time, and we therefore recognized revenue when units were dispensed to patients through prescriptions, at which point the product was not subject to return, or when the expiration period had ended.

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

In accordance with this change in accounting estimate, in the first quarter of 2017 we recognized a one-time adjustment relating to products that had been previously shipped, consisting of $17.9 million of gross revenues, adjusted for an expected returns reserve of $5.7 million and estimated gross-to-net charges of $4.9 million, for a net impact of $7.3 million in revenues. We also recorded increased cost of goods sold of $0.6 million and marketing expense of $0.7 million associated with the change in accounting estimate. The increase in net product revenue resulted in a decrease in net loss of $6.0 million or $0.57 per share in 2017.

The following table summarizes the activity in the accounts related to Qsymia and PANCREAZE product revenue allowances (in thousands):

			Wholesaler/
	Product	Discount	Pharmacy	Cash	Rebates/
	Returns	Programs	Fees	Discounts	Chargebacks	Total
Balance at January 1, 2016	$—	$(972)	$(1,160)	$(164)	$(480)	$(2,776)
Current provision related to sales made during current period*	—	(18,919)	(7,153)	(1,679)	(871)	(28,622)
Payments	—	18,884	7,033	1,630	1,250	28,797
Balance at December 31, 2016	—	(1,007)	(1,280)	(213)	(101)	(2,601)
Current provision related to sales made during current period*	(9,251)	(20,806)	(6,673)	(1,344)	(1,174)	(39,248)
Payments	1,397	17,429	6,870	1,362	991	28,049
Balance at December 31, 2017	(7,854)	(4,384)	(1,083)	(195)	(284)	(13,800)
Current provision related to sales made during current period*	(11,428)	(13,908)	(6,937)	(1,327)	(6,001)	(39,601)
Payments	4,404	15,991	7,017	1,370	1,317	30,099
Balance at December 31, 2018	$(14,878)	$(2,301)	$(1,003)	$(152)	$(4,968)	$(23,302)

*Current provision related to sales made during current period includes $39.1 million, $38.7 million and $27.2 million for product revenue allowances related to revenue recognized during the years ended December 31, 2018, 2017 and 2016, respectively. The remaining amounts for the respective years were recorded on the consolidated balance sheets as deferred revenue at the end of each period.

Supply Revenue

We produce STENDRA or SPEDRA through a contract manufacturing partner and then sell it to our commercialization partners. We are the primary responsible party in the commercial supply arrangements and bear significant risk in the fulfillment of the obligations, including risks associated with manufacturing, regulatory compliance and quality assurance, as well as inventory, financial and credit loss. As such, we recognize supply revenue on a gross basis as the principal party in the arrangements. We recognize supply revenue at the time of shipment and, in the unusual case where the product does not meet contractually specified product dating criteria at the time of shipment to the partner, we record a reserve for estimated product returns. There are no such reserves as of December 31, 2018.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first in, first out method using a weighted average cost method calculated for each production batch. Inventory includes the cost of the active pharmaceutical ingredients (“API”), raw materials and third-party contract manufacturing and packaging services. Indirect overhead costs associated with production and distribution are allocated to the appropriate cost pool and then absorbed into inventory based on the units produced or distributed, assuming normal capacity, in the applicable period.

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

Research and Development Expenses

Research and development (“R&D”) expenses include license fees, related compensation, consultants’ fees, facilities costs, administrative expenses related to R&D activities and clinical trial costs incurred by clinical research organizations or CROs, and research institutions under agreements that are generally cancelable, among other related R&D costs. We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by CRO and clinical sites and include advertising for clinical trials and patient recruitment costs. These costs are recorded as a component of R&D expenses and are expensed as incurred. Under our agreements, progress payments are typically made to investigators, clinical sites and CROs. We analyze the progress of the clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

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

Accounts Receivable, Allowances for Doubtful Accounts and Cash Discounts

We extend credit to our customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Amounts that are determined to be uncollectible are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. Historically, we have not had any significant uncollected accounts. We offer cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. We account for the cash discounts by reducing revenue and accounts receivable by the amount of the discounts it expects the customers to take. The accounts receivable are reported in the consolidated balance sheets, net of the allowances for doubtful accounts and cash discounts. There is no allowance for doubtful accounts at December 31, 2018 or 2017.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover its deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of December 31, 2018, it was considered more likely than not that our deferred tax assets would not be realized. However, should there be a change in our ability to recover its deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover its deferred tax assets.

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

RESULTS OF OPERATIONS

Revenues

	Years Ended December 31,			Increase/(Decrease)
(in thousands, except for percentages)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Qsymia—Net product revenue	$40,558	$44,983	$48,501	(10)%	(7)%
PANCREAZE - Net product revenue	16,226	—	—	N/A	N/A
License and milestone revenue	—	7,500	69,400	(100)%	(89)%
Supply revenue	4,863	10,407	2,291	(53)%	354%
STENDRA/SPEDRA royalty revenue	2,307	2,483	4,066	(7)%	(39)%
PANCREASE royalty revenue	1,108	—	—	N/A	N/A
Total revenue	$65,062	$65,373	$124,258	(0)%	(47)%

Net product revenue

Qsymia net product revenue for 2016 was recognized when units were dispensed to patients through prescriptions. Beginning in the first quarter of 2017, we began recognizing revenue from the sales of Qsymia upon shipment and recording a reserve for expected returns at the time of shipment.  Net product revenue for 2017 includes a one-time recording of revenue of $7.3 million related to shipments which had previously been deferred. Excluding this one-time adjustment, Qsymia net product revenue for 2017 was $37.6 million. Currently, Qsymia is only approved for sale in the U.S.; therefore, all net product revenue for Qsymia to date has been earned in the U.S.

The following table reconciles gross Qsymia product revenue to net Qsymia product revenue (in thousands):

	Year Ended December 31,
	2018	2017	2016
Gross Qsymia product revenue	$66,513	$85,044	$73,689
Returns & allowances	(2,967)	(9,251)	—
Discount programs	(13,703)	(20,129)	(15,994)
Wholesaler/Pharmacy fees	(6,704)	(7,728)	(6,849)
Cash discounts	(1,327)	(1,697)	(1,474)
Rebates/Chargebacks	(1,254)	(1,256)	(871)
Net Qsymia product revenue	$40,558	$44,983	$48,501

Results for 2017 include gross Qsymia product revenue of $17.9 million and net Qsymia product revenue of $7.3 million related to our change in accounting estimate

The following table reconciles gross PANCREAZE product revenue to net PANCREAZE product revenue (in thousands):

	Year Ended December 31,
	2018	2017	2016
Gross PANCREAZE product revenue	$30,717	$—	$—
Returns & allowances	(8,460)	—	—
Wholesaler/Pharmacy fees	(381)	—	—
Cash discounts	(604)	—	—
Rebates/Chargebacks	(5,046)	—	—
Net PANCREAZE product revenue	$16,226	$—	$—

Prescriptions are as follows:

	Year Ended December 31,
	2018	2017	2016
Qsymia units shipped (in thousands)	349	441	442
Qsymia prescriptions dispensed (in thousands)	360	395	442
PANCREAZE units shipped (in thousands)	73	—	—

Units shipped represent our direct shipments into the sales channel. We expect net Qsymia product revenue in 2019 to be consistent with or increase from 2018 levels due to new marketing and distribution efforts. We expect net PANCREAZE product revenue in 2019 to increase from 2018 levels due to our market relaunch and expected promotional efforts.

License and milestone revenue

License and milestone revenue for 2017 consisted of a one-time $5.0 million payment earned for a license to certain clinical data related to phentermine and $2.5 million of license fees earned under the Alvogen License Agreement for commercial rights to Qsymia in South Korea. License and milestone revenue for 2016 consisted of the $69.4 million earned for the granting of the license under the Metuchen License Agreement for commercial rights to STENDRA in the U.S., Canada, South America and India.

License and milestone revenues are dependent on the timing of entering into new collaborations and the timing of our collaborators meeting certain milestone events. As a result, our license and milestone revenue will fluctuate materially between periods.

Net STENDRA/SPEDRA supply revenue

We supply STENDRA/SPEDRA to our collaboration partners on a cost-plus basis. The variations in supply revenue are a result of the timing of orders placed by our partners and may or may not reflect end user demand for STENDRA/SPEDRA. The timing of purchases by our commercialization partners will be affected by, among other items, their minimum purchase commitments, end user demand, and distributor inventory levels. As a result, supply revenue has and will continue to fluctuate materially between reporting periods.

Royalty revenue

Royalty revenue was attributable to commercialization agreements with Menarini, with Auxilium in 2016 and, in 2018, with Janssen for which we earn royalties based on a certain percentage of net sales in Canada reported by commercialization partners. We record royalty revenue related to STENDRA based on reports provided by our partners. We expect STENDRA/SPEDRA royalty revenue in 2019 to remain relatively consistent with 2018 levels. In addition, we expect royalty revenue from Canadian PANCREASE MT sales to remain relatively consistent until we assume commercial responsibility in 2019, at which time we will recognize sales of PANCREASE MT as net product revenue.

Cost of goods sold and Amortization of intangible assets

	Year Ended December 31, 2018
(In thousands, except percentages)	Qsymia		PANCREAZE		STENDRA/ SPEDRA		Total
Net product revenue	$40,558		$16,226		$—		$56,784
Supply revenue	—		—		4,863		4,863
Total product and supply revenue	40,558	100%	$16,226	100%	$4,863	100%	$61,647	100%

Cost of goods sold (excluding amortization)	4,693	12%	$5,156	32%	$4,764	98%	$14,613	24%
Amortization of intangible assets	363	1%	8,277	51%	—	0%	8,640	14%
Total cost of goods sold	5,056	12%	$13,433	83%	$4,764	98%	$23,253	38%

Product and supply gross margins	$35,502	88%	$2,793	17%	$99	2%	$38,394	62%

	Year Ended December 31, 2017
	Qsymia		PANCREAZE		STENDRA/ SPEDRA		Total
Net product revenue	$44,983		$—		$—		$44,983
Supply revenue	—		—		10,407		10,407
Total product and supply revenue	$44,983	100%	$—		$10,407	100%	$55,390	100%

Cost of goods sold (excluding amortization)	$6,993	16%	$—		$9,650	93%	$16,643	30%
Amortization of intangible assets	$544	1%	$—		$—	0%	$544	1%
Total cost of goods sold	$7,537	17%	$—		$9,650	93%	$17,187	31%

Product and supply gross margins	$37,446	83%	$—		$757	7%	$38,203	69%

	Year Ended December 31, 2016
	Qsymia		PANCREAZE		STENDRA/ SPEDRA		Total
Net product revenue	$48,501		$—		$—		$48,501
Supply revenue	—		—		2,291		2,291
Total product and supply revenue	$48,501	100%	$—		$2,291	100%	$50,792	100%

Cost of goods sold (excluding amortization)	$6,798	14%	$—		$3,079	134%	$9,877	19%
Amortization of intangible assets	$725	1%	$—		$—	0%	$725	1%
Total cost of goods sold	$7,523	16%	$—		$3,079	134%	$10,602	21%

Product and supply gross margins	$40,978	84%	$—		$(788)	-34%	$40,190	79%

Cost of goods sold for Qsymia includes the inventory costs of API, third party contract manufacturing and packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production. Cost of goods sold for PANCREAZE includes third party contract manufacturing costs, amortization of the PANCREAZE license, service fees, royalties, insurance, and overhead costs. Cost of goods sold for STENDRA/SPEDRA shipped to our commercialization partners includes the inventory costs of API and tableting and fluctuate as a percentage of supply revenue largely due to the absorption of costs due to volume. Fluctuations in the cost of goods sold as a percentage of net product and supply revenue over the periods was primarily due to the sales mix among Qsymia, PANCREAZE and STENDRA/SPEDRA.

Selling, general and administrative

	Years Ended December 31,			Increase/(Decrease)
(In thousands, except percentages)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Selling and marketing	$13,970	$16,638	$21,775	(16)%	(24)%
General and administrative	23,971	23,492	30,604	2%	(23)%
Total selling, general and administrative expenses	$37,941	$40,130	$52,379	(5)%	(23)%

The decrease in selling and marketing expenses in 2018 compared to 2017 was due primarily to the reduction of the size of our sales force in 2017 and cost saving efforts to reduce marketing programs, partially offset by PANCREAZE marketing expenses. The decrease in selling and marketing expenses for 2017 compared to 2016 was due primarily to the reduction of the size of our sales force and cost saving efforts to reduce marketing programs and lower promotional activities for Qsymia. Selling and marketing expenses are expected to increase in 2019 due to the official launch of PANCREAZE in the first quarter of 2019, including potential additions to our field force and potential additional marketing, partnering and/or promotional activities.

The increase in general and administrative expenses in 2018 compared to 2017 was primarily due to approximately $2.0 million in one-time expenses related to the PANCREAZE and Willow Biopharma acquisitions and the addition of our new executive officers, partially offset by reductions in legal spending due to the settlement of our Qsymia litigation in 2017.  The decrease in general and administrative expenses in 2017 compared to 2016 was primarily due to the results of our continuing efforts to cut costs and lower spending for corporate activities. We expect general and administrative expenses to fluctuate significantly on a quarterly basis due to the timing of activities such as business development, debt restructuring and personnel changes.

Research and development

	Years Ended December 31,			Increase/(Decrease)
Drug Indication/Description	2018	2017	2016	2018 vs 2017	2017 vs 2016
(In thousands, except percentages)
Qsymia	$1,120	$31	$1,335	3,513%	(98)%
STENDRA	172	127	147	35%	(14)%
PANCREAZE	878	—	—	N/A	N/A
VI-0106	1,999	2,189	—	(9)%	N/A
Share-based compensation	312	345	493	(10)%	(30)%
Overhead costs*	2,866	2,571	3,617	11%	(29)%
Total research and development expenses	$7,347	$5,263	$5,592	40%	(6)%

*Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

The increase in total research and development expenses in 2018 compared to 2017 was primarily due to increased spending for Qsymia post-marketing requirements and spending for PANCREAZE product improvements. The overall decrease in total research and development expenses in 2017 as compared to 2016 was primarily due to lower overhead costs as a result of our efforts to reduce discretionary spending and reductions in share-based compensation expense, partially offset by increases in spending for the development of tacrolimus for the treatment of PAH.

We expect that our research and development expenses will increase in 2019 as we continue our spending for PANCREAZE product improvements and complete our post-marketing requirements for Qsymia, in addition to our continuing development activities for VI-0106 for the treatment of PAH.

Interest expense (income), net

Interest expense (income) consists primarily of interest expense and the amortization of issuance costs and discounts and premiums from our Convertible Notes and Senior Secured Notes Due 2024.  In 2018, we recorded a gain of approximately $1.4 million due to the purchase of approximately $8.6 million outstanding principal amount of our Convertible Notes from a holder in a private transaction for $7.1 million plus all accrued but unpaid interest. Other expense (income), net for the periods presented were not significant. Cash paid for interest was $18.4 million, $15.4 million and $15.4 million in 2018, 2017 and 2016, respectively. We expect interest and other expense (income) for 2019 to increase due to the interest expense related to the additional debt issued in June 2018.

Provision for (Benefit from) income taxes

The tax provisions for all years are the result of certain state tax liabilities. We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on our deferred tax assets in the U.S. as of December  31, 2018. We will continue to asses such evidence on a quarterly basis in 2019 to determine whether we will need to reverse all or a portion of the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Cash.  Cash, cash equivalents and available‑for‑sale securities totaled $111.2 million at December 31, 2018, as compared to $226.3 million at December 31, 2017.  The decrease was primarily due to net cash used for the acquisition of the PANCREAZE license, operating activities,  debt servicing and debt repayments during the period, partially offset by cash received from the issuance of the new debt.  In the fourth quarter of 2018, we generated positive cash flows from operating activities and expect that to continue to generate positive cash from operating activities in the future. Since inception, we have financed operations primarily from the issuance of equity, debt and debt‑like securities.

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

Accounts receivable (net of allowance for cash discounts) at December 31, 2018, was $25.6 million, as compared to $12.2 million at December 31, 2017. Currently, we do not have any significant concerns related to accounts receivable or collections. As of February 20, 2019, we had collected 75% of the accounts receivable outstanding at December 31, 2018.

Liabilities.  Total liabilities were $342.2 million at December 31, 2018, compared to $274.3 million at December 31, 2017. The increase in total liabilities was primarily due to the issuance of new debt, partially offset by the repayment and repurchase of certain existing debt. Additional changes in total liabilities were due to timing differences in our various liability accounts.

Summary Cash Flows

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Cash provided by (used for):
Operating activities	$(23,607)	$(16,364)	$38,165
Investing activities	(56,150)	24,012	(40,078)
Financing activities	43,776	(26,039)	(8,699)

Operating Activities.    Cash used for operating activities in 2018 primarily consisted of our operating losses, adjusted for non-cash items, in addition to increases in accounts receivable and inventory due to the addition of PANCREAZE, partially offset by an increase in accrued and other liabilities, primarily due to product reserves for PANCREAZE. Cash used for operating activities in 2017 primarily consisted of our operating losses adjusted for non-cash items, in addition to increases in accounts receivable and inventory and a decrease in our deferred revenue balances due to our switch to the sell-in model for Qsymia product revenue. These were partially offset by increases in accounts payable and accrued liability balances, mostly due to timing. Cash provided by operating activities in 2016 related primarily to our operating income, which was primarily the result of $70 million received from our license agreements with Metuchen, partially offset by the timing of payments made and received in other asset and liability accounts.

Investing Activities.    Cash used for investing activities in 2018 primarily related to cash paid for the acquisition of the PANCREAZE license, partially offset by net proceeds from sales and maturities of our investment securities.  Cash provided by or used for investing activities in 2017 and 2016 primarily related to the purchases and maturities of investment securities. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturities of these investment securities and were impacted in 2016 by the investment of portions of the cash received from the Metuchen License Agreement.

Financing Activities.    Cash provided by financing activities in 2018 resulted from the net proceeds of $108.0 million from the issuance of our Senior Secured Notes due 2024, partially offset by the use of a total of $58.1 million to repurchase a combined total of $68.6 million of face value of our Convertible Notes and the repayment of $6.2 million of our Senior Secured Notes due 2018.  Cash used in financing activities for 2017 and 2016 consisted primarily of our repayments of $26.1 million and $8.7 million, respectively, under our Senior Secured Notes due 2018.

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs at least for the next twelve months. However, we anticipate that we may require additional funding to service our existing debt, pursue development and commercial opportunities, which could come in the form of a license, a co-development agreement, a merger or acquisition or in some other form, or to create a pathway for centralized approval of the marketing authorization application for Qsiva in the EU, conduct post-approval clinical studies for Qsymia, conduct non-clinical and clinical research and development work to support regulatory submissions and applications for our current and future investigational drug candidates, finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, to fund operating expenses and manufacture quantities of our investigational drug candidates and to make payments under our existing license agreements and supply agreements.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2018, excluding amounts already recorded on our consolidated balance sheet as accounts payable or accrued liabilities, and the effect such obligations are expected to have on our liquidity and cash flow in future fiscal years. This table includes our enforceable, non‑cancelable, and legally binding obligations and future commitments as of December 31, 2018. The amounts below do not include contingent milestone payments or royalties, and assume the agreements and commitments will run through the end of terms, as such no early termination fees or penalties are included herein:

	Payments Due by Period
Contractual obligations	Total	2019	2020 - 2022	2023 - 2024	Thereafter
	(in thousands)
Operating leases	$2,314	$828	$1,486	$—	$—
Purchase obligations	33,052	15,918	10,709	6,425	—
Notes payable	291,426	—	240,639	50,787	—
Interest payable	58,355	19,577	34,165	4,613	—
Total contractual obligations	$385,147	$36,323	$286,999	$61,825	$—

Operating Leases

We have a lease of 13,981 square feet of office space at 900 East Hamilton Avenue, Campbell, California  (the “Campbell Lease”). The Campbell Lease has an initial term of approximately 58 months, commencing on December 27, 2016, with a beginning annual rental rate of $3.10 per rentable square foot, subject to agreed-upon increases. We received an abatement of the monthly rent for the first four months on the lease term. We have one option to extend the lease term for two years at the fair market rental rate then prevailing as detailed in the Campbell Lease. Beginning in August 2018, we also rent a small office space in Morristown, New Jersey with a rental period through August 2020.

Purchase Obligations

Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

The API and the tablets for STENDRA/SPEDRA (avanafil) are currently manufactured by Sanofi. On December 7, 2018, we entered into an amendment to the Commercial Supply Agreement with Sanofi Chimie, pursuant to which certain amendments were made to the Commercial Supply Agreement, which include: (i) beginning January 1, 2019, Sanofi Chimie will manufacture and supply API for avanafil on an exclusive basis in all countries where we have the right to sell avanafil; (ii) beginning January 1, 2019, the yearly minimum quantities of API that we must purchase from Sanofi Chimie will be adjusted, as well as adjustments to the associated pricing and payment terms; and (iii) with the initial five year term of the Commercial Supply Agreement expiring on December 31, 2018, we and Sanofi Chimie have agreed to extend the term of the Commercial Supply Agreement until December 31, 2023 unless either party makes a timely election to terminate the agreement and that thereafter the Commercial Supply Agreement will auto-renew for successive one year terms unless either party makes a timely election not to renew. We have minimum purchase commitments with Sanofi to purchase API materials and tablets through 2023. Our minimum purchase commitments with Sanofi totaled approximately $28.7 million as of December 31, 2018.  PANCREAZE is currently manufactured by Nordmark. Our minimum purchase commitments to Nordmark totaled approximately $3.8 million at December 31, 2018. Our minimum purchase commitments for Qsymia totaled approximately $0.6 million at December 31, 2018.

Notes Payable and Interest Payable

Convertible Senior Notes Due 2020

On May 21, 2013, we closed an offering of $220.0 million in 4.5% Convertible Senior Notes due May 1, 2020  (the “Convertible Notes”). The Convertible Notes are governed by an indenture, dated as of May 21, 2013, between the Company and Deutsche Bank National Trust Company, as trustee. On May 29, 2013, we closed on an additional $30.0 million of Convertible Notes upon exercise of an option by the initial purchasers of the Convertible Notes. Total net proceeds from the Convertible Notes were approximately $241.8 million. The Convertible Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2019, only under certain conditions. On or after November 1, 2019, holders may convert all or any portion of their Convertible Notes at any time at their option at the conversion rate then in effect, regardless of these conditions. Subject to certain limitations, we will settle conversions of the Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The current conversion rate of the Convertible Notes is $148.58 per share. In 2018, we repurchased a total of $68.6 million of face value of the Convertible notes for a total of $58.1 million in cash.

Senior Secured Notes Due 2024

In June 2018, we entered into an indenture  (the “Indenture”) with U.S. Bank National Association as trustee and collateral agent regarding the purchase agreement entered into with affiliates of Athyrium Capital Management (collectively, the “Purchasers”) for the issuance and sale of (i) $110.0 million of 10.375% senior secured notes due 2024  (the “Notes”), (ii) up to an additional $10.0 million of 10.375% senior secured notes due 2024 to be issued subsequently at our option within 12 months of the Notes issue date, subject to certain conditions, and (iii) a warrant for 330,000 shares issued concurrently with the issuance of the Notes. The Notes were issued at a purchase price equal to 99% of the principal amount. The Notes contain customary representations, warranties, covenants, conditions and indemnities. Payments on the Notes are interest-only for the first 3 months; thereafter, the Notes will be repaid in 36 equal monthly payments.

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

In August 2012, we entered into an amendment to our agreement with MTPC that permits us to manufacture the API and tablets for STENDRA ourselves or through third parties. On July 31, 2013, we entered into a Commercial

Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi exclusive basis in Europe, including the EU Member States, Latin America and other territories. On December 7, 2018, we entered into an amendment to the Commercial Supply Agreement with Sanofi Chimie, pursuant to which certain amendments were made to the Commercial Supply Agreement, which include: (i) beginning January 1, 2019, Sanofi Chimie will manufacture and supply API for avanafil on an exclusive basis in all countries where we have the right to sell avanafil; (ii) beginning January 1, 2019, the yearly minimum quantities of API that we must purchase from Sanofi Chimie will be adjusted, as well as adjustments to the associated pricing and payment terms; and (iii) with the initial five year term of the Commercial Supply Agreement expiring on December 31, 2018, we and Sanofi Chimie have agreed to extend the term of the Commercial Supply Agreement until December 31, 2023 unless either party makes a timely election to terminate the agreement and that thereafter the Commercial Supply Agreement will auto-renew for successive one year terms unless either party makes a timely election not to renew. Further, on November 18, 2013, we entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie to manufacture and supply the avanafil tablets on an exclusive basis in the United States and other territories and on a semi exclusive basis in Europe, including the EU Member States, Latin America and other territories. Sanofi began producing API and tablets in 2015.

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

On July 23, 2013, we entered into an amendment to our agreement with MTPC which, among other things, changes the definition of net sales used to calculate royalties owed by us to MTPC.

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

Recent Accounting Pronouncements

The information on recent account pronouncements is incorporated by reference to Note 1 to our Consolidated Financial Statements included elsewhere in this report.

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

Market and Interest Rate Risk

Our cash, cash equivalents and available‑for‑sale securities as of December 31, 2018, consisted primarily of money market funds and U.S. Treasury securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset‑backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short‑term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available‑for‑sale securities at December 31, 2018, by approximately $0.5 million. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Item 8.  Financial Statements and Supplementary Data

VIVUS, INC.

1.Index to Consolidated Financial Statements

The following financial statements are filed as part of this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

VIVUS, Inc.

Campbell, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of VIVUS, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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
February 26, 2019
We have served as the Company's auditor since 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

VIVUS, Inc.

Campbell, California

Opinion on Internal Control over Financial Reporting

We have audited VIVUS, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the accompanying index and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

/s/ OUM & CO. LLP

San Francisco, California

February 26, 2019

VIVUS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$30,411	$66,392
Available-for-sale securities	80,838	159,943
Accounts receivable, net	25,608	12,187
Inventories	23,132	17,712
Prepaid expenses and other current assets	7,538	7,178
Total current assets	167,527	263,412
Property and equipment, net	341	542
Intangible and other non-current assets	134,279	1,014
Total assets	$302,147	$264,968
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,921	$10,072
Accrued and other liabilities	33,044	21,475
Deferred revenue	1,235	2,075
Current portion of long-term debt	—	5,147
Total current liabilities	43,200	38,769
Long-term debt, net of current portion	294,446	230,536
Deferred revenue, net of current portion	4,290	4,674
Non-current accrued and other liabilities	234	327
Total liabilities	342,170	274,306
Commitments and contingencies
Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock; $.001 par value; 200,000 shares authorized; 10,636 and 10,603 shares issued and outstanding at December 31, 2018 and 2017, respectively	11	11
Additional paid-in capital	840,751	834,824
Accumulated other comprehensive loss	(270)	(608)
Accumulated deficit	(880,515)	(843,565)
Total stockholders’ deficit	(40,023)	(9,338)
Total liabilities and stockholders’ deficit	$302,147	$264,968

See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Net product revenue	$56,784	$44,983	$48,501
License and milestone revenue	—	7,500	69,400
Supply revenue	4,863	10,407	2,291
Royalty revenue	3,415	2,483	4,066
Total revenue	65,062	65,373	124,258

Operating expenses:
Cost of goods sold (excluding amortization)	14,613	16,643	9,877
Amortization of intangible assets	8,640	544	725
Selling, general and administrative	37,941	40,130	52,379
Research and development	7,347	5,263	5,592
Total operating expenses	68,541	62,580	68,573

Income (loss) from operations	(3,479)	2,793	55,685

Interest and other expense:
Interest expense	33,876	33,231	32,888
Gain on extinguishment of debt	(1,427)	—	—
Other expense (income), net	970	71	(575)
Interest expense and other expense, net	33,419	33,302	32,313
(Loss) income before income taxes	(36,898)	(30,509)	23,372
Provision for income taxes	52	2	70
Net (loss) income	$(36,950)	$(30,511)	$23,302

Basic and diluted net loss per share:
Basic net (loss) income per share	$(3.48)	$(2.89)	$2.23
Diluted net (loss) income per share	$(3.48)	$(2.89)	$2.22
Shares used in per share computation:
Basic	10,621	10,574	10,439
Diluted	10,621	10,574	10,497

VIVUS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)  INCOME

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net (loss) income	$(36,950)	$(30,511)	$23,302
Unrealized gain (loss) on securities, net of taxes	338	8	(355)
Comprehensive (loss) income	$(36,612)	$(30,503)	$22,947

See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balances, January 1, 2016	10,396	$10	$829,522	$(261)	$(836,356)	$(7,085)
Sale of common stock through employee stock purchase plan	4	—	39	—	—	39
Vesting of restricted stock units	83	—	—	—	—	—
Share-based compensation expense	—	—	2,284	—	—	2,284
Net unrealized loss on securities	—	—	—	(355)	—	(355)
Net income	—	—	—	—	23,302	23,302
Balances, December 31, 2016	10,483	10	831,845	(616)	(813,054)	18,185
Sale of common stock through employee stock purchase plan	5	—	38	—	—	38
Vesting of restricted stock units	115	1	(1)	—	—	—
Share-based compensation expense	—	—	2,942	—	—	2,942
Net unrealized gain on securities	—	—	—	8	—	8
Net loss	—	—	—	—	(30,511)	(30,511)
Balances, December 31, 2017	10,603	11	834,824	(608)	(843,565)	(9,338)
Sale of common stock through employee stock purchase plan	11	—	41	—	—	41
Exercise of common stock options for cash	10	—	78	—	—	78
Vesting of restricted stock units	12	—	—	—	—	—
Share-based compensation expense	—	—	3,285	—	—	3,285
Warrants issued for acquisition of PANCREAZE	—	—	828	—	—	828
Warrants issued in association with the issuance of debt	—	—	1,695	—	—	1,695
Net unrealized gain on securities	—	—	—	338	—	338
Net loss	—	—	—	—	(36,950)	(36,950)
Balances, December 31, 2018	10,636	$11	$840,751	$(270)	$(880,515)	$(40,023)

See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net (loss) income	$(36,950)	$(30,511)	$23,302
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation and amortization	8,875	811	1,080
Amortization of debt issuance costs and discounts	18,228	20,442	18,666
Amortization of discount or premium on available-for-sale securities	559	768	944
Share-based compensation expense	3,285	2,942	2,284
Gain on extinguishment of debt	(1,427)	—	—
Loss on disposal of property and equipment	—	—	342
Changes in assets and liabilities:
Accounts receivable	(13,421)	(2,709)	(481)
Inventories	(5,849)	(1,526)	(2,584)
Prepaid expenses and other assets	(370)	1,069	1,516
Accounts payable	(1,151)	5,365	(2,353)
Accrued and other liabilities	5,838	5,859	(1,524)
Deferred revenue	(1,224)	(18,874)	(3,027)
Net cash (used for) provided by operating activities	(23,607)	(16,364)	38,165
Investing activities:
Property and equipment purchases	(34)	(21)	(211)
Acquisition of PANCREAZE license	(135,000)	—	—
Purchases of available-for-sale securities	(41,506)	(31,097)	(135,997)
Proceeds from maturity of available-for-sale securities	58,101	37,470	60,050
Proceeds from sales of available-for-sale securities	62,289	17,660	36,080
Net cash (used for) provided by investing activities	(56,150)	24,012	(40,078)
Financing activities:
Net proceeds from debt issuance	107,991	—	—
Repayments of notes payable	(64,334)	(26,077)	(8,738)
Net proceeds from exercise of common stock options	78	—	—
Sale of common stock through employee stock purchase plan	41	38	39
Net cash provided by (used for) financing activities	43,776	(26,039)	(8,699)
Net decrease in cash and cash equivalents	(35,981)	(18,391)	(10,612)
Cash and cash equivalents:
Beginning of year	66,392	84,783	95,395
End of period	$30,411	$66,392	$84,783
Supplemental cash flow disclosure:
Interest paid	$18,445	$15,350	$15,368
Income taxes paid	$60	$47	$59
Non-cash investing activities:
Unrealized gain (loss) on securities	$338	$8	$(355)

See accompanying notes to consolidated financial statements.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Significant Accounting Policies

Business

VIVUS is a specialty pharmaceutical company with three approved therapies (Qsymia®, PANCREAZE® and STENDRA®/SPEDRA) and one product candidate in active clinical development (VI-0106). Qsymia (phentermine and topiramate extended release) is approved by the U.S. Food and Drug Administration (“FDA”) for chronic weight management. In June 2018, the Company acquired the U.S. and Canadian commercial rights for PANCREAZE (pancrelipase), which is indicated for the treatment of exocrine pancreatic insufficiency due to cystic fibrosis or other conditions. STENDRA (avanafil) is approved by FDA for erectile dysfunction (“ED”), and by the European Commission (“EC”) under the trade name SPEDRA, for the treatment of ED. The Company commercializes Qsymia and PANCREAZE in the U.S. through a specialty sales force supported by an internal commercial team. The Company licenses the commercial rights to STENDRA/SPEDRA in the U.S., EU and other countries and to PANCREAZE in Canada. VI-0106 (tacrolimus) is in active clinical development and is being studied in patients with pulmonary arterial hypertension (“PAH”).

At December 31, 2018, the Company’s accumulated deficit was approximately $880.5 million. Management believes that the Company’s existing capital resources combined with anticipated future cash flows will be sufficient to support its operating needs for at least the next twelve months. However, the Company anticipates that it may require additional funding to service its existing debt, pursue development and commercial opportunities, which could come in the form of a license, a co-development agreement, a merger or acquisition or in some other form, or to create a pathway for centralized approval of the marketing authorization application for Qsiva in the EU, conduct post-approval clinical studies for Qsymia, conduct non-clinical and clinical research and development work to support regulatory submissions and applications for its current and future investigational drug candidates, finance the costs involved in filing and prosecuting patent applications and enforcing or defending its patent claims, if any, to fund operating expenses and manufacture quantities of the Company’s investigational drug candidates and to make payments under its existing license agreements and supply agreements

If the Company requires additional capital, it may seek any required additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources. Additional financing may not be available on acceptable terms, or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its commercialization or development programs or obtain funds through collaborations with others that are on unfavorable terms or that may require the Company to relinquish rights to certain of its technologies, product candidates or products that it would otherwise seek to develop on its own.

Management has evaluated all events and transactions that occurred after December 31, 2018, through the date these consolidated financial statements were filed. There were no events or transactions occurring during this period that require recognition or disclosure in these consolidated financial statements. The Company operates in a single segment, the development and commercialization of novel therapeutic products.

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

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles as set forth in the FASB’s Accounting Standards Codification, with consideration given to the various staff accounting bulletins and other applicable guidance issued by the U.S. Securities and Exchange Commission. These accounting principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including critical accounting policies or estimates related to the recognition of revenue and related reserves, available‑for‑sale securities, debt instruments, contingencies, litigation, inventories, research and development expenses, income taxes, and share‑based compensation. The Company bases its estimates on historical experience, information received from third parties and on various market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. At December 31, 2018 and 2017, all cash equivalents were invested in money market funds or U.S. Treasury securities. These investments are recorded at fair value (see Note 3).

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

Debt securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity (deficit), unless the decline in value is deemed to be other than temporary, in which case such securities are written down to fair value and the loss is charged to other‑than‑temporary loss on impaired securities. The Company periodically evaluates its investment securities for other‑than‑temporary declines based on quantitative and qualitative factors. Any losses that are deemed other-than-temporary are recognized as a non-operating loss. To date, the Company has not had any other-than-temporary declines in the value of any of the securities in its investment portfolio. Realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest expense.

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

Accounts Receivable, Allowances for Doubtful Accounts and Cash Discounts

The Company extends credit to its customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Amounts that are determined to be uncollectible are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. Historically, the Company has not had any significant uncollected accounts. The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. The Company accounts for the cash discounts by reducing revenue and accounts receivable by the amount of the discounts it expects the customers to take. The accounts receivable are reported in the consolidated balance sheets, net of the allowances for doubtful accounts and cash discounts. There is no allowance for doubtful accounts at December 31, 2018 or 2017. The allowance for cash discounts is $152,000 and $195,000 at December 31, 2018 and 2017, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first‑in, first‑out method using a weighted average cost method calculated for each production batch. Inventory includes the cost of the active pharmaceutical ingredients (“API”), raw materials and third‑party contract manufacturing and packaging services. Indirect overhead costs associated with production and distribution are allocated to the appropriate cost pool and then absorbed into inventory based on the units produced or distributed, assuming normal capacity, in the applicable period.

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

See Note 2.

Cost of Goods Sold

Cost of goods sold for units shipped to customers includes the inventory costs of API, third‑party contract manufacturing costs, packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production.

Research and Development Expenses

Research and development (“R&D”) expenses include license fees, related compensation, consultants’ fees, facilities costs, administrative expenses related to R&D activities and clinical trial costs incurred by clinical research organizations or CROs, and research institutions under agreements that are generally cancelable, among other related R&D costs. The Company also records accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by CRO and clinical sites and include advertising for clinical trials and patient recruitment costs. These costs are recorded as a component of R&D expenses and are expensed as incurred. Under the Company’s agreements, progress payments are typically made to investigators, clinical sites and CROs. The Company analyzes the progress of the clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

In addition, the Company has obtained rights to patented intellectual properties under several licensing agreements for use in research and development activities. Non‑refundable licensing payments made for intellectual properties that have no alternative future uses are expensed to research and development as incurred.

Advertising Expenses

Advertising expenses are expensed as incurred. The Company incurred advertising and sales promotion costs of $2.1 million,  $3.2 million and $3.9 million in 2018, 2017 and 2016, respectively.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets by considering all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that the Company will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. Realization of deferred tax assets by the Company is dependent upon the amount and timing of the generation of future taxable income, if any. As a result of the Company’s analysis of all available evidence, both positive and negative, as of December 31, 2018, it was considered more likely than not that the Company’s deferred tax assets would not be realized. As a result, the Company’s net deferred tax assets have been fully offset by a valuation allowance. Should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which the Company determines that it is more likely than not that it will recover its deferred tax assets. The Company will continue to analyze the evidence each quarter during 2019 to determine whether it becomes more likely than not that all or a portion of its deferred tax assets are realizable.

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

Intangible Assets

The Company records acquired intangible assets at cost and amortizes them over the estimated useful life of the asset. When events or changes in circumstances indicate that the carrying value of intangible assets may not be recoverable, the Company evaluates such impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows attributable to the assets. To date, the Company has recorded no impairment losses on its intangible assets. See Note 8.

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

	2018	2017	2016
Net (loss) income	$(36,950)	$(30,511)	$23,302
Basic:
Weighted-average shares outstanding	10,621	10,574	10,439
Basic net (loss) income per share	$(3.48)	$(2.89)	$2.23
Diluted:
Weighted-average shares outstanding used in basic calculation	10,621	10,574	10,439
Dilutive potential shares	—	—	58
Weighted-average shares outstanding used in diluted calculation	10,621	10,574	10,497
Diluted net (loss) income per share	$(3.48)	$(2.89)	$2.22

For the years ended December 31, 2018, 2017, and 2016, potentially dilutive outstanding stock options and RSUs of 2,168,000,  1,350,000 and 1,012,000, respectively, were not included in the computation of diluted net loss per share because the effect would have been anti‑dilutive.

Recent Accounting Pronouncements Adopted

Beginning January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606,  Revenue from Contracts with Customers. This standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This new standard supersedes most previously-existing revenue recognition guidance. The Company adopted this standard in January 2018 using the modified retrospective basis. See Note 2 for a further discussion of the Company’s revenue accounting and the impact of the adoption of this standard.

In January 2018, the Company adopted FASB Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. The standard clarifies how certain cash receipts and cash payments will be presented and classified in the statement of cash flows. The adoption of this standard had no impact on the Company’s consolidated financial statements.

For 2018, the Company adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, and applied the new guidance prospectively. See Notes 8 and 12 for further information on intangible assets acquired in 2018.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), which modifies the accounting by lessees for all leases with a term greater than 12 months. This standard will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The Company will adopt this guidance effective January 1, 2019 using a modified retrospective transition method, not adjusting comparative periods. The Company’s only significant lease is its operating lease for its corporate headquarters, although it has several smaller leases. The adoption of this guidance will have a significant impact on the Company’s balance sheets as it will recognize right of use assets and corresponding lease liabilities for each of its leases. As of January 1, 2019, the Company had $1.5 million of right of use assets and $1.8 million of lease liability. The impact of the adoption on accumulated deficit will be minimal. The Company expects the overall ongoing recognition of expense to be similar to current guidance, though the classification of such expense could be significantly different.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments, which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument. This standard is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company is evaluating the potential impact of this standard, but does not expect it to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This standard is effective for fiscal years beginning after December 31, 2019 and early adoption is permitted. The Company is evaluating the provisions of this guidance.

Note 2. Revenue

On January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 supersedes the revenue recognition requirements in Topic 605 Revenue Recognition (“Topic 605”) and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. Due in large part to the change in accounting estimate made by the Company in the first quarter of 2017, revenue amounts as reported for the year ended December 31, 2017 under Topic 605 are approximately the same as they would have been under Topic 606, and the Company did not have or record a cumulative impact of adopting Topic 606 as of January 1, 2018.

Revenue Recognition

For all revenue transactions, the Company evaluates its contracts with its customers to determine revenue recognition using the following five-step model:

1)The Company identifies the contract(s) with a customer;

2)The Company identifies the performance obligations in the contract;

3)The Company determines the transaction price;

4)The Company allocates the transaction price to the identified performance obligations; and

5)The Company recognizes revenue when (or as) the entity satisfies a performance obligation.

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

In accordance with this change in accounting estimate, in the first quarter of 2017 the Company recognized a one-time adjustment relating to products that had been previously shipped, consisting of $17.9 million of gross revenues, adjusted for an expected returns reserve of $5.7 million and estimated gross-to-net charges of $4.9 million, for a net impact of $7.3 million in revenues. The Company also recorded increased cost of goods sold of $0.6 million and marketing expense of $0.7 million associated with the change in accounting estimate. The increase in net product revenue resulted in a decrease in net loss of $6.0 million or $0.57 per share for the year ended December 31, 2017.

Supply Revenue

The Company produces STENDRA/SPEDRA through a contract manufacturing partner and then sells it to the Company’s commercialization partners. The Company is the primary responsible party in the commercial supply arrangements and bears significant risk in the fulfillment of the obligations, including risks associated with manufacturing, regulatory compliance and quality assurance, as well as inventory, financial and credit loss. As such, the Company recognizes supply revenue on a gross basis as the principal party in the arrangements. The Company recognizes supply revenue at the time of shipment and, in the unusual case where the product does not meet contractually-specified product dating criteria at the time of shipment to the partner, the Company records a reserve for estimated product returns. There are no such reserves as of December 31, 2018.

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

Segment and Geographic Information

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

Outside the United States, the Company sells products principally in the EU. The geographic classification of product sales was based on the location of the customer. The geographic classification of all other revenues was based on the domicile of the entity from which the revenues were earned

Revenue disaggregated by revenue source and by geographic region was as follows (in thousands):

	Years Ended December 31,
	2018
	U.S.	ROW		Total
Qsymia—Net product revenue	$40,558	$—		$40,558
PANCREAZE - Net product revenue	16,226	—		16,226
PANCREAZE - Royalty revenue	—	1,108		1,108
STENDRA/SPEDRA—Supply revenue	1,646	3,217		4,863
STENDRA/SPEDRA—Royalty revenue	—	2,307		2,307
Total revenue	$58,430	$6,632	(1)	$65,062

	2017
	U.S.	ROW		Total
Qsymia—Net product revenue	$44,983	$—		$44,983
Qsymia—License revenue	5,000	2,500		7,500
STENDRA/SPEDRA—Supply revenue	5,909	4,498		10,407
STENDRA/SPEDRA—Royalty revenue	—	2,483		2,483
Total revenue	$55,892	$9,481	(2)	$65,373

	2016
	U.S.	ROW		Total
Qsymia—Net product revenue	$48,501	$—		$48,501
STENDRA/SPEDRA—License revenue	69,400	—		69,400
STENDRA/SPEDRA—Supply revenue	765	1,526		2,291
STENDRA/SPEDRA—Royalty revenue	1,649	2,417		4,066
Total revenue	$120,315	$3,943	(3)	$124,258

(1)	$5.5 million of which was attributable to Germany and $1.1 million of which was attributable to Canada.
(2)	$7.0 million of which was attributable to Germany and $2.5 million of which was attributable to South Korea.
(3)	$3.9 million of which was attributable to Germany.

Revenue and cost of goods sold by source was as follows (in thousands):

	Year Ended December 31,
	2018
	Qsymia	PANCREAZE	STENDRA/ SPEDRA	Total
Net product revenue	$40,558	$16,226	$—	$56,784
Supply revenue	—	—	4,863	4,863
Royalty revenue	—	1,108	2,307	3,415
Total revenue	$40,558	$17,334	$7,170	$65,062

Cost of goods sold (excluding amortization)	$4,693	$5,156	$4,764	$14,613
Amortization of intangible assets	$363	$8,277	$—	$8,640

	2017
	Qsymia	PANCREAZE	STENDRA/ SPEDRA	Total
Net product revenue	$44,983	$—	$—	$44,983
License	7,500	—	—	7,500
Supply revenue	—	—	10,407	10,407
Royalty revenue	—	—	2,483	2,483
Total revenue	$52,483	$—	$12,890	$65,373

Cost of goods sold (excluding amortization)	$6,993	$—	$9,650	$16,643
Amortization of intangible assets	$544	—	$—	$544

	2016
	Qsymia	PANCREAZE	STENDRA/ SPEDRA	Total
Net product revenue	$48,501	$—	$—	$48,501
License	—	—	69,400	69,400
Supply revenue	—	—	2,291	2,291
Royalty revenue	—	—	4,066	4,066
Total revenue	$48,501	$—	$75,757	$124,258

Cost of goods sold (excluding amortization)	$6,798	$—	$3,079	$9,877
Amortization of intangible assets	$725	—	$—	$725

Major customers

Revenues from significant customers as a percentage of Qsymia product revenues is as follows:

	2018	2017	2016
Amerisource Bergen	34%	32%	35%
McKesson	30%	37%	34%
Cardinal Health, Inc.	28%	29%	29%

Accounts receivable by significant customer as a percentage of the total gross accounts receivable balance are as follows:

	2018	2017
Johnson & Johnson	40%	—%
Cardinal Health, Inc.	29%	28%
Amerisource Bergen	20%	42%
McKesson	5%	28%

Major suppliers

The Company does not have any manufacturing facilities and intends to continue to rely on third parties for the supply of the starting materials, API and tablets. Catalent Pharma Solutions, LLC (“Catalent”) is the Company’s sole source of clinical and commercial supplies for Qsymia. Nordmark Arzneimittel GmbH & Co. KG (“Nordmark”) is the Company’s sole source of clinical and commercial supplies for PANCREAZE. Sanofi Chimie manufactures and supplies the API for our drug avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU Member States, Latin America and other territories. Sanofi Winthrop Industrie manufactures and supplies the avanafil tablets on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU Member States, Latin America and other territories. Third‑party manufacturers may not be able to meet the Company’s needs with respect to timing, quantity or quality.

During the years ended December 31, 2018, 2017 and 2016, the Company incurred expenses for work performed by a third‑party clinical research organization that accounted for 30%,  0% and 27%, respectively, of total research and development expenses.

Note 3. Cash, Cash Equivalents and Available‑for‑Sale Securities

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type consist of the following (in thousands):

	As of December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$30,411	$—	$—	$30,411
U.S. Treasury securities	42,261	34	(111)	42,184
Corporate debt securities	38,848	9	(203)	38,654
Total	111,520	43	(314)	111,249
Less amounts classified as cash and cash equivalents	(30,411)	—	—	(30,411)
Total available-for-sale securities	$81,109	$43	$(314)	$80,838

	As of December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$66,392	$—	$—	$66,392
U.S. Treasury securities	21,070	1	(139)	20,932
Corporate debt securities	139,481	16	(486)	139,011
Total	226,943	17	(625)	226,335
Less amounts classified as cash and cash equivalents	(66,392)	—	—	(66,392)
Total available-for-sale securities	$160,551	$17	$(625)	$159,943

As of December 31, 2018, the Company’s available‑for‑sale securities have original contractual maturities up to 57 months. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company may sell securities prior to their stated maturities. As these securities are viewed by the Company as available to support current operations, securities with maturities beyond 12 months are classified as current assets. Due to their short‑term maturities, the Company believes that the fair value of its bank deposits, accounts payable and accrued expenses approximate their carrying value.

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

The following table represents the fair value hierarchy for our cash equivalents and available-for-sale securities by major security type (in thousands):

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$30,411	$—	$—	$30,411
U.S. Treasury securities	42,184	—	—	42,184
Corporate debt securities	—	38,654	—	38,654
Total	$72,595	$38,654	$—	$111,249

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$66,392	$—	$—	$66,392
U.S. Treasury securities	20,932	—	—	20,932
Corporate debt securities	—	139,011	—	139,011
Total	$87,324	$139,011	$—	$226,335

Note 4. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	Balance as of
	December 31,	December 31,
	2018	2017
Qsymia	$13,987	$10,400
PANCREAZE	10,213	—
STENDRA/SPEDRA	1,560	1,982
	25,760	12,382
Qsymia allowance for cash discounts	(152)	(195)
Net	$25,608	$12,187

There was no allowance for doubtful accounts at December 31, 2018 or 2017.

Note 5. Inventories

Inventories consist of the following (in thousands):

	Balance as of
	December 31,	December 31,
	2018	2017
Raw materials	$17,813	$13,663
Work-in-process	1,719	2,264
Finished goods	3,600	1,785
Inventories	$23,132	$17,712

Raw materials inventories consist primarily of the API for Qsymia and STENDRA/SPEDRA.

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	Balance as of
	December 31,	December 31,
	2018	2017
Prepaid sales and marketing expenses	$1,525	$1,538
Prepaid insurance	1,451	1,124
Taxes receivable	779	1,222
Other prepaid expenses and assets	3,783	3,294
Total	$7,538	$7,178

The amounts included in prepaid expenses and other current assets consist primarily of prepayments for future services, miscellaneous non-trade receivables, prepaid interest and interest income receivable. These costs have been deferred as prepaid expenses and other current assets on the consolidated balance sheets and will be either (i) charged to expense accordingly when the related prepaid services are rendered to the Company, or (ii) converted to cash when the receivable is collected by the Company.

Note 7. Property and Equipment

Property and equipment consist of the following (in thousands):

	Balance as of
	December 31,	December 31,
	2018	2017
Computers and software	$1,999	$1,965
Furniture and fixtures	185	185
Manufacturing equipment	213	213
Leasehold improvements	513	513
	2,910	2,876
Accumulated depreciation	(2,569)	(2,334)
Property and equipment, net	$341	$542

Note 8.  Intangible and Other Non‑Current Assets

Intangible and other non-current assets consist of the following (in thousands):

	December 31, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
PANCREAZE license (1)	$141,895	$(8,277)	$133,618	$—	$—	$—
Janssen patents (2)	3,050	(2,597)	453	3,050	(2,235)	815
Other non-current assets	208	—	208	199	—	199
Total	$145,153	$(10,874)	$134,279	$3,249	$(2,235)	$1,014

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

Other non-current assets primarily consist of real estate deposits. Amortization of intangible assets was $8.6 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively. Future expected amortization expenses for intangible assets as of December 31, 2018 are as follows (in thousands):

2019	$14,552
2020	14,280
2021	14,190
2022	14,190
2023	14,190
Thereafter	62,669
Total	$134,071

Note 9. Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	Balance as of
	December 31,	December 31,
	2018	2017
Reserve for product returns (see Note 2)	$14,878	$7,854
Product-related accruals (see Note 2)	8,272	5,751
Accrued manufacturing costs	4,313	1,238
Accrued employee compensation and benefits	2,591	3,642
Accrued interest on debt (see Note 13)	—	410
Other accrued liabilities	2,990	2,580
Total	$33,044	$21,475

The amounts included in other accrued liabilities consist of obligations primarily related to sales, marketing, research, clinical development, corporate activities, the STENDRA license and royalties.

Note 10. Non‑Current Accrued and Other Liabilities

Non‑current accrued and other liabilities were $0.2 million and $0.3 million at December 31, 2018 and 2017, respectively, and were primarily comprised of deferred rent and costs associated with the exit of certain operating leases and security deposits relating to the sublease agreements.

Note 11. Deferred Revenue

Deferred revenue relates to a prepayment for future royalties on sales of SPEDRA. In 2018, the Company recorded $1.2 million of revenues which had been deferred as of December 31, 2017. These amounts were applied against the prepayment for future royalties.

Note 12. License, Commercialization and Supply Agreements

MTPC

In January 2001, the Company entered into an exclusive development, license and clinical trial and commercial supply agreement with Tanabe Seiyaku Co., Ltd., now Mitsubishi Tanabe Pharma Corporation (“MTPC”), for the development and commercialization of avanafil. Under the terms of the agreement, MTPC agreed to grant an exclusive license to the Company for products containing avanafil outside of Japan, North Korea, South Korea, China, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Vietnam and the Philippines. The Company agreed to grant MTPC an exclusive, royalty free license within those countries for oral products that we develop containing avanafil. The MTPC agreement contains a number of milestone payments to be made by us based on various triggering events. The term of the MTPC agreement is based on a country by country and on a product by product basis. In August 2012, the Company entered into an amendment to the agreement with MTPC that permitted the Company to manufacture the active pharmaceutical ingredient, or API, and tablets for STENDRA by itself or through third parties. In 2015, the Company transferred the manufacturing of the API and tablets for STENDRA to Sanofi. The Company maintains royalty obligations to MTPC which have been passed through to our commercialization partners.

Menarini

In July 2013, the Company entered into a license and commercialization agreement  (the “Menarini License Agreement”) and a supply agreement  (the “Menarini Supply Agreement”) with the Menarini Group through its subsidiary Berlin Chemie AG (“Menarini”). Under the terms of the Menarini License Agreement, Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 countries, including the EU Member States, plus Australia and New Zealand. Additionally, the Company transferred to Menarini ownership of the marketing authorization for SPEDRA in the EU for the treatment of ED, which was granted by the EC in June 2013. Under the Menarini License Agreement, the Company has and is entitled to receive milestone payments based on certain net sales targets, plus royalties on SPEDRA sales. Under the terms of the Menarini Supply Agreement, the Company supplied Menarini with SPEDRA drug product until December 31, 2018. Menarini also has the right to manufacture SPEDRA independently, provided that it continues to satisfy certain minimum purchase obligations to the Company. Following the expiration of the Menarini Supply Agreement, Menarini is responsible for its own supply of SPEDRA. Either party may terminate the Menarini Supply Agreement for the other party’s uncured material breach or bankruptcy, or upon the termination of the Menarini License Agreement.

Sanofi

In December 2013, the Company entered into a license and commercialization agreement  (the “Sanofi License Agreement”) with Sanofi. Under the terms of the Sanofi License Agreement, Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in Africa, the Middle East—Turkey and Commonwealth of Independent States, including Russia  (the “Sanofi Territory”).

In July 2013, the Company entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU Member States, Latin America and other territories.

On December 7, 2018, the Company entered into an amendment to the Commercial Supply Agreement with Sanofi Chimie, pursuant to which certain amendments were made to the Commercial Supply Agreement, which include: (i) beginning January 1, 2019, Sanofi Chimie will manufacture and supply API for avanafil on an exclusive basis in all countries where the Company has the right to sell avanafil; (ii) beginning January 1, 2019, the yearly minimum quantities of API that the Company must purchase from Sanofi Chimie will be adjusted, as well as adjustments to the associated pricing and payment terms; and (iii) with the initial five year term of the Commercial Supply Agreement expiring on December 31, 2018, the Company and Sanofi Chimie have agreed to extend the term of the Commercial Supply Agreement until December 31, 2023 unless either party makes a timely election to terminate the agreement and that thereafter the Commercial Supply Agreement will auto-renew for successive one year terms unless either party makes a timely election not to renew.

In November 2013, the Company entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie to manufacture and supply the avanafil tablets on an exclusive basis in the United States and other territories and on a semi exclusive basis in Europe, including the EU Member States, Latin America and other territories. The Company has minimum annual purchase commitments under these agreements for at least the initial five-year term.

On March 23, 2017, the Company and Sanofi entered into the Termination, Rights Reversion and Transition Services Agreement  (the “Transition Agreement”) effective February 28, 2017. Under the Transition Agreement, effective upon the thirtieth (30th) day following February 28, 2017, the Sanofi License Agreement terminated for all countries in the Sanofi Territory. In addition, under the Transition Agreement, Sanofi provides the Company with certain transition services in support of ongoing regulatory approval efforts while the Company seeks to obtain a new commercial partner or partners for the Sanofi Territory. The Company pays certain transition service fees to Sanofi as part of the Transition Agreement.

Metuchen

On September 30, 2016, the Company entered into a license and commercialization agreement  (the “Metuchen License Agreement”) and a commercial supply agreement  (the “Metuchen Supply Agreement”) with Metuchen Pharmaceuticals LLC (“Metuchen”). Under the terms of the Metuchen License Agreement, Metuchen received an exclusive license to develop, commercialize and promote STENDRA in the United States, Canada, South America and India  (the “Metuchen Territory”) effective October 1, 2016. The Company and Metuchen have agreed not to develop, commercialize, or in-license any other product that operates as a PDE-5 inhibitor in the Metuchen Territory for a limited time period, subject to certain exceptions. The Metuchen License Agreement will terminate upon the expiration of the last-to-expire payment obligations under the Metuchen License Agreement; upon expiration of the term of the Metuchen License Agreement, the exclusive license granted under the Metuchen License Agreement shall become fully paid-up, royalty-free, perpetual and irrevocable as to the Company but not certain trademark royalties due to MTPC.

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

Alvogen

In September 2017, the Company entered into a license and commercialization agreement  (the “Alvogen License Agreement”) and a commercial supply agreement  (the “Alvogen Supply Agreement”) with Alvogen Malta Operations (ROW) Ltd (“Alvogen”). Under the terms of the Alvogen License Agreement, Alvogen will be solely responsible for obtaining and maintaining regulatory approvals for all sales and marketing activities for Qsymia in South Korea. The Company received an upfront payment of $2.5 million in September 2017, which was recorded in license and milestone revenue in the third quarter of 2017, and is eligible to receive additional payments upon Alvogen achieving marketing authorization, commercial launch and reaching a sales milestone. Additionally, the Company will receive a royalty on Alvogen’s Qsymia net sales in South Korea. Under the Alvogen Supply Agreement, the Company will supply product to Alvogen.

PANCREAZE

In June 2018, the Company closed on an Asset Purchase Agreement  (the “PANCREAZE Purchase Agreement”) with Janssen Pharmaceuticals, Inc. (“Janssen”) pursuant to which the Company acquired the rights to PANCREAZE and PANCREASE MT in the U.S. and Canada and certain existing inventory for a purchase price of $135.0 million in cash.

The Company also acquired all of the outstanding shares of Willow Biopharma Inc. (“Willow”). Willow had no significant assets at the time of acquisition. The Company issued fully-exercisable warrants to the former owners of Willow, including John Amos, M. Scott Oehrlein and Kenneth Suh, for the purchase of 357,000 shares of the Company’s common stock at an exercise price of $3.70 per share and agreed to assume certain of Willow’s liabilities. The amounts paid to the former owners were accounted for as a fee for the acquisition of PANCREAZE.

As all the PANCREAZE assets acquired were a part of one product line, the PANCREAZE Purchase Agreement was accounted for as an asset acquisition, with an intangible asset of $141.9 million for the PANCREAZE license recorded on the consolidated balance sheet, which was comprised of the purchase price of $135.0 million, the fair value of the warrants issued of $0.8 million, the value of liabilities assumed of $0.4 million, the value of the Willow liabilities assumed of $1.5 million and accruals for estimated destruction of future unsalable inventory of $6.3 million, less the net value of PANCREAZE inventory acquired of $2.1 million. The fair value of the warrants issued was recorded in additional paid-in capital and was estimated using the Black-Scholes option pricing model, using a term of 7.0 years, an estimated volatility of 61.6%, a risk-free interest rate of 2.91% and an expected dividend yield of 0%. The intangible asset is being amortized over an expected useful life of 10 years, which corresponds with the expiration of certain significant patent rights related to PANCREAZE.

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

Note 13. Long‑Term Debt

The Company’s indebtedness consists of the following (in thousands):

	Balance as of
	December 31,	December 31,
	2018	2017
Senior secured notes due 2018	$—	$6,187
Unamortized discount and debt issuance costs	—	(7)
Senior secured notes due 2018, net	—	6,180

Convertible senior notes due 2020	181,426	250,000
Unamortized discount and debt issuance costs	6,358	(20,497)
Convertible senior notes due 2020, net	187,784	229,503

Senior secured notes due 2024	110,000	—
Unamortized premium and debt issuance costs, net	(3,338)	—
Senior secured notes due 2024, net	106,662	—

Total debt	294,446	235,683
Less current portion	—	5,147
Total long-term debt	$294,446	$230,536

Senior Secured Notes Due 2018

In March 2013, the Company entered into the Purchase and Sale Agreement between the Company and BioPharma Secured Investments III Holdings Cayman LP, a Cayman Islands exempted limited partnership, providing for the purchase of a debt‑like instrument  (the “Senior Secured Notes Due 2018”). Under the agreement, the Company received $50 million, less $500,000 in funding and facility payments, at the initial closing in April 2013. The scheduled quarterly payments on the Senior Secured Notes were subject to the net sales of (i) Qsymia and (ii) any other obesity agent developed or marketed by us or our affiliates or licensees. The scheduled quarterly payments, other than the payment(s) scheduled to be made in the second quarter of 2018, were capped at the lower of the scheduled payment amounts or 25% of the net sales of (i) and (ii) above. Accordingly, if 25% of the net sales is less than the scheduled quarterly payment, then 25% of the net sales is due for that quarter, with the exception of the payment(s) scheduled to be made in the second quarter of 2018, when any unpaid scheduled quarterly payments plus any accrued and unpaid make whole premiums were to be paid. Any quarterly payment less than the scheduled quarterly payment amount was subject to a make whole premium equal to the applicable scheduled quarterly payment of the preceding quarter less the actual payment made to BioPharma for the preceding quarter multiplied by 1.03. The Company made its final payment on the Senior Secured Notes Due 2018 in April 2018.

Convertible Senior Notes Due 2020

In May 2013, the Company closed offerings of $250.0 million in 4.5% Convertible Senior Notes due May 2020  (the “Convertible Notes”). The Convertible Notes are governed by an indenture, dated May 2013 between the Company and Deutsche Bank National Trust Company, as trustee. Total net proceeds from the Convertible Notes were approximately $241.8 million. The Convertible Notes are convertible at a conversion rate of approximately $148.58 per share at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. On or after November 1, 2019, holders may convert all or any portion of their Convertible Notes at any time at their option at the conversion rate then in effect, regardless of these conditions. Subject to certain limitations, the Company will settle conversions of the Convertible Notes by paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of our common stock, at the Company’s election. Interest payments are made quarterly. In June 2018, the Company repurchased $60.0 million of face value of the Convertible Notes for $51.0 million in cash plus accrued but unpaid interest using funds received from the issuance of the Company’s Senior Secured Notes Due 2024. The gain was accounted for as a debt modification with the gain applied to the modified debt. In October 2018, the Company repurchased $8.6 million of face value of the Convertible Notes for $7.1 million in cash plus accrued but unpaid interest. The gain on this repurchase of $1.4 million was accounted for as an extinguishment of debt and recorded on the income statement.

Senior Secured Notes Due 2024

In June 2018, the Company entered into an indenture  (the “Indenture”) with U.S. Bank National Association as trustee and collateral agent regarding the purchase agreement entered into with affiliates of Athyrium Capital Management (collectively, the “Purchasers”) for the issuance and sale of (i) $110.0 million of 10.375% senior secured notes due 2024  (the “2024 Notes”), (ii) up to an additional $10.0 million of 10.375% senior secured notes due 2024 to be issued subsequently at the Company’s option within 12 months of the issue date of the 2024 Notes, subject to certain conditions, and (iii) a warrant for 330,000 shares issued concurrently with the issuance of the 2024 Notes. The 2024 Notes were issued at a purchase price equal to 99% of the principal amount and contain customary representations, warranties, covenants, conditions and indemnities.

The Company used the net proceeds from the issuance of the 2024 Notes to pay (i) certain fees, costs and expenses relating to the issuance and sale of the 2024 Notes, (ii) to finance a portion of the acquisition of PANCREAZE and (iii) to repurchase $60.0 million of the Company’s outstanding Convertible Notes from the Purchasers or their affiliates for a purchase price of $51.0 million (plus accrued but unpaid interest to the repurchase date).  The fair value of the warrant issued was estimated using the Black-Scholes option pricing model, using a term of 6.0 years, an estimated volatility of 62.7%, a risk-free interest rate of 2.83% and an expected dividend yield of 0%.  The Indenture has an effective interest rate of 11.3% and includes customary covenants and events of default, including covenants that, among other things, restrict the incurrence of future indebtedness, the granting of liens, the making of investments, distributions or dividends, and the Company’s ability to merge, consolidate or sell assets, in each case subject to certain exceptions.  In addition, the Indenture includes certain financial maintenance covenants related to minimum cash balances and minimum quarterly net revenues related to PANCREAZE.

Future estimated payments on all of the Company’s indebtedness as of December 31, 2018 are as follows (in thousands):

2019	$19,577
2020	197,374
2021	36,131
2022	41,299
2023	37,789
Thereafter	17,611
$349,781

Note 14. Stockholders’ Equity

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2018 and 2017, there were 10,636,000 and 10,603,000 shares, respectively, issued and outstanding.

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

Preferred Stock

The Company is authorized to issue 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. As of December 31, 2018 and 2017, there were no preferred shares issued or outstanding. The Company may issue shares of preferred stock in the future, without stockholder approval, upon such terms as the Company’s management and Board of Directors may determine.

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

On November 9, 2016, the Company adopted an Amended and Restated Preferred Stock Rights Agreement  (the “A&R Rights Agreement”) which amended and extended the Rights Plan. The A&R Rights Agreement was approved to mitigate the likelihood of an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended  (the “Code”) and thereby preserve the current ability of the Company to utilize certain net operating loss carryovers and other tax benefits of the Company and its subsidiaries to offset future income. The A&R Rights Agreement is intended to act as a deterrent to any person or group acquiring beneficial ownership of 4.9% or more of the outstanding common stock of the Company without the approval of the Board.

The A&R Rights Agreement extends the expiration date of the rights from April 13, 2017 to November 9, 2019 (subject to earlier expiration under the circumstances described below). It also lowers the threshold at which a person or group becomes an “Acquiring Person” to 4.9% of the outstanding Common Stock, subject to certain exceptions (including that any person or group who, as of the time of the first public announcement of the approval of the A&R Rights Agreement, beneficially owns 4.9% or more of the then-outstanding shares of Common Stock, will not be deemed to be an “Acquiring Person” so long as such person or group does not thereafter acquire an additional 1% of the outstanding shares of Common Stock, subject to certain exceptions); and amends certain other provisions, including the definitions of “Beneficial Ownership” and “Exempt Person,” to include terms appropriate for the purpose of preserving the tax benefits.

Each right would initially entitle the holder to purchase one one-thousandth of a share of the Company’s Series A Participating Preferred Stock, par value $0.001 per share  (the “Preferred Stock”) for a purchase price of $5.30 (subject to adjustment). Under certain circumstances set forth in the A&R Rights Agreement, the Company may suspend the exercisability of the rights.

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

Note 15. Stock Option and Purchase Plans

Stock Option Plans

In July 2018, the Company’s Board of Directors terminated the 2010 Equity Incentive Plan and adopted and approved a new 2018 Equity Incentive Plan  (the “2018 Plan”) which was approved by the Company’s stockholders at the 2018 Annual Meeting of Shareholders. The 2010 Plan continues to govern awards previously granted under it and the 2001 Plan continues to govern awards previously granted under it. The 2018 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and performance units to individuals who perform services to the Company. The 2018 Plan will be administered by the Board of Directors, or a committee of individuals appointed by the Board of Directors, including the Compensation Committee of the Board of Directors. The maximum term of an option will be specified in the award agreement, provided that the term will be no more than 10 years, and provided further that an incentive stock option granted to a ten percent stockholder must have a term not exceeding 5 years.

The 2018 Plan’s original share reserve was 150,000 shares, plus any shares reserved but not issued pursuant to awards under the 2010 Plan as of the date of stockholder approval of the 2018 Plan, or 603,375 shares, plus any shares subject to outstanding awards under the 2010 Plan and 2001 Stock Option Plan that expire or otherwise terminate without having been exercised in full, or are forfeited to or repurchased by the Company, up to a maximum of 1,881,449 shares (which was the number of shares subject to outstanding options under the 2010 Plan and 2001 Stock Option Plan as of the date of stockholder approval).

In April 2018, the Company’s Board of Directors adopted the VIVUS, Inc. 2018 Inducement Equity Incentive Plan  (the “Inducement Plan”) and reserved 502,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards, including options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company.

Restricted Stock Units

A summary of restricted stock unit award activity is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Restricted stock units outstanding, January 1, 2016	140,982	$18.74
Granted	56,250	14.31
Vested	(135,998)	16.75
Forfeited	(7,391)	19.83
Restricted stock units outstanding, December 31, 2016	53,843	18.99
Granted	45,000	11.73
Vested	(62,192)	14.79
Forfeited	(7,518)	14.99
Restricted stock units outstanding, December 31, 2017	29,133	17.78
Vested	(19,185)	19.82
Forfeited	(8,903)	12.05
Restricted stock units outstanding, December 31, 2018	1,045	$29.08

Stock Options

A summary of stock option award activity for all plans is as follows:

	Years Ended December 31,
	2018		2017		2016
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	1,422,581	$34.12	954,724	$46.23	572,249	$79.69
Granted	1,157,668	$3.95	518,484	$10.60	498,096	$10.60
Exercised	(10,029)	$6.99	—	$—	—	$—
Cancelled	(129,158)	$15.27	(50,627)	$21.66	(115,621)	$58.32
Options outstanding at end of year	2,441,062	$20.92	1,422,581	$34.12	954,724	$46.23
Options exercisable at end of year	1,124,744	$39.25	653,183	$60.72	376,575	$95.74
Weighted average grant-date fair value of options granted during the year		$1.90		$4.95		$5.52

At December 31, 2018, stock options outstanding and exercisable were as follows:

			Options Outstanding				Options Exercisable
				Weighted-
			Number	Average		Weighted-	Number	Weighted-
			Outstanding at	Remaining		Average	Exercisable	Average
			December 31,	Contractual		Exercise	December 31,	Exercise
Range of Exercise Prices			2018	Life		Price	2018	Price
$2.81	—	$3.70	748,500	6.59	years	$3.66	17,500	$3.53
$3.90	—	$10.60	867,410	5.06	years	$7.62	454,035	$9.51
$11.20	—	$87.40	628,961	4.17	years	$21.35	457,018	$25.11
$89.10	—	$257.40	196,191	2.42	years	$144.19	196,191	$144.19
$2.81	—	$257.40	2,441,062	5.09	years	$20.92	1,124,744	$39.25

The aggregate intrinsic value of outstanding options as of December 31, 2018 was $0. At December 31, 2018, the Company had 707,648 shares available for grant.

Valuation Assumptions for Options

The fair value of each option is estimated on the date of grant using the Black‑Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	2018	2017	2016
Expected life (in years)	4.50	4.27	4.33
Volatility	57.7%	57.0%	65.8%
Risk-free interest rate	2.70%	1.80%	1.36%
Dividend yield	—	—	—

Employee Stock Purchase Plan

The Company has reserved a total of 200,000 shares for issuance under the 1994 Employee Stock Purchase Plan  (the “ESPP”). Under the ESPP, eligible employees may authorize payroll deductions of up to 10% of their base compensation (as defined) to purchase up to 700 shares per offering period of common stock at a price equal to 85% of the lower of the fair market value as of the beginning or the end of each six-month offering period.

As of December 31, 2018, 189,890 shares have been issued to employees and there are 10,110 shares available for issuance under the ESPP. The weighted average fair value of shares issued under the ESPP in 2018, 2017 and 2016 was $1.63,  $2.28 and $3.28 per share, respectively.

Valuation Assumptions for ESPP Shares

The fair value of shares issued under the ESPP is estimated using the Black‑Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	2018	2017	2016
Expected life (in years)	0.5	0.5	0.5
Volatility	91.5%	47.4%	50.0%
Risk-free interest rate	2.4%	1.2%	0.5%
Dividend yield	—	—	—

Share‑Based Compensation Expense

Total estimated share‑based compensation expense, related to all of the Company’s share‑based awards, was comprised as follows (in thousands):

	2018	2017	2016
Cost of goods sold	$66	$53	$147
Selling, general and administrative	2,907	2,544	1,644
Research and development	312	345	493
Total share-based compensation expense	$3,285	$2,942	$2,284

Total share‑based compensation cost capitalized as part of the cost of inventory was $26,000,  $9,000 and $33,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table summarizes share‑based compensation, net of estimated forfeitures associated with each type of award (in thousands):

	2018	2017	2016
Restricted stock units	$249	$924	$1,591
Stock options	3,007	2,002	675
Employee stock purchase plan	29	16	18
	$3,285	$2,942	$2,284

As of December 31, 2018, unrecognized estimated compensation expense totaled $2.8 million related to non‑vested stock options and restricted stock units and $16,000 related to the ESPP. The weighted average remaining requisite service period for the non‑vested stock options was 2.7 years and for the ESPP was less than 6 months.

Note 16. Commitments

Lease Commitments

In August 2016, the Company entered into a lease for new principal executive offices, consisting of approximately 13,981 square feet of office space at 900 E. Hamilton Avenue, Campbell, California  (the “Campbell Lease”). The Campbell Lease has an initial term of approximately 58 months, commencing on December 27, 2016, with a beginning annual rental rate of $3.10 per rentable square foot, subject to agreed-upon increases. The Company received an abatement of the monthly rent for the first four months on the lease term. The Company has one option to extend the lease term for two years at the fair market rental rate then prevailing as detailed in the Campbell Lease. Beginning in August 2018, we also rent a small office space in Morristown, New Jersey with a rental period through August 2020.

Future minimum lease payments under operating leases at December 31, 2018, were as follows (in thousands):

2019	$599
2020	600
2021	482
$1,681

Cardiovascular Outcomes Trial

As a condition of FDA granting approval to commercialize Qsymia in the U.S., the Company agreed to complete certain post-marketing requirements. One requirement was to perform a cardiovascular outcomes trial (“CVOT”) on Qsymia. The cost of a CVOT is estimated to be between $180 million and $220 million incurred over a period of approximately five years. The Company is working with FDA to determine a pathway to provide FDA with information to support the safety of Qsymia in a more cost-effective manner. To date, the Company has not incurred expenses related to the CVOT.

.

Note 17. Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Deferred income taxes result from differences in the recognition of expenses for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of the Company’s deferred income tax assets as of December 31, 2018 and 2017, are as follows (in thousands):

	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$152,172	$152,947
Research and development credit carry forwards	16,721	17,426
Share-based compensation	5,086	5,248
Accruals and other	15,180	13,741
Depreciation	633	(36)
Deferred revenue	1,268	1,486
	191,060	190,812
Valuation allowance	(191,060)	(190,812)
Total	$—	$—

Realization of deferred tax assets by the Company is dependent upon the amount and timing of the generation of future taxable income, if any. As a result of the Company’s analysis of all available evidence, both positive and negative, as of December 31, 2018, it was considered more likely than not that the Company’s deferred tax assets would not be realized. As a result, the Company’s net deferred tax assets have been fully offset by a valuation allowance.

The net increase in the valuation allowance in 2018 was $0.2 million. The net decrease in the valuation allowance in 2017 was $78.4 million. As of December 31, 2018, the Company had no significant deferred tax liabilities.

On December 22, 2017, the Tax Cuts and Jobs Act  (the “Act”) was signed into law. Among other changes is a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018.  As a result of the reduction in the corporate income tax rate, the Company revalued its net deferred tax asset at December 31, 2017. This resulted in a reduction in the value of our net deferred tax asset of approximately $98.4 million, which was entirely offset by the change in valuation allowance of $98.4 million due to the Company’s full valuation allowance position.

The Act includes certain anti-deferral and anti-base erosion provisions, including a new minimum tax on global intangible low-taxed income (“GILTI”). The Act subjects the Company to current tax on GILTI of its controlled foreign corporations.  Due to current year foreign losses, at December 31, 2018, the Company was not subject to GILTI.  To the extent the Company would have been subject to a GILTI income inclusion, any reduction to the deferred tax assets, would be fully offset by the change in valuation allowance. There is no tax expense impact related to GILTI inclusion.

As of December 31, 2018, the Company had approximately $630.7 million and $273.6 million of net operating loss (“NOL”) carryforwards with which to offset its future taxable income for federal and state income tax reporting purposes, respectively. The federal and state NOL carryforwards will begin expiring in 2028, unless previously utilized. Federal NOL carryforwards generated in tax years beginning in 2018 are not subject to expiration. Federal NOLs that arose on or after January 1, 2018 can be carried forward indefinitely against future income but can only be used to offset a maximum of 80% of the Company’s federal taxable income in any year.

The Act expanded the scope of the $1.0 million deduction limitation and expanded the definition of a covered person under the Internal Revenue Code for tax years beginning after December 31, 2017. The Act repealed the performance base exception; therefore, all compensation paid to a covered employee in excess of $1.0 million will be nondeductible, unless it is subject to the transition rule. The Act expended the definition of a covered employee to include the CFO and to cover any individual who served as the CEO or CFO at any time during the tax year. The covered employee definition has been further expanded to provide that once an employee becomes a covered employee for any tax year beginning after December 31, 2016, the employee will remain a covered employee for all future tax years. The Company had approximately $0.9 million of officer compensation expense limited for the year ended December 31, 2018.

The Act revised the business interest expense limitation.  For tax years beginning after December 31, 2017, the Internal Revenue Code limits the deduction for business interest to the sum of business interest income and 30% of adjusted taxable income without regard to business interest expense or income; and NOL deduction.  Limited interest is carried forward indefinitely.  In 2018, the Company’s interest limitation was $6.3 million.  State conformity to this provision is applied on a jurisdiction‐by‐jurisdiction basis.

The Act extended and modified bonus depreciation provisions, in the Internal Revenue Code, allowing businesses to immediately deduct 100% of the cost of eligible property in the year it is placed in service, through 2022.  The amount of allowable bonus depreciation is then phased down over four years. 80% will be allowed for property placed in service in 2023, 60% in 2024, 40% in 2025, and 20% in 2026. The Company has taken bonus depreciation of approximately $34,000 in the current year.  State conformity to this provision and is applied on a jurisdiction‐by‐jurisdiction basis.

As of December 31, 2018, the Company has federal and state research credit carryforwards of approximately $12.7 million, and $5.2 million, respectively.  The federal research credit carryforwards will begin expiring in 2018, unless previously utilized.  The state research credit carryforwards do not expire.

Utilization of the Company’s NOL and tax credit carryforwards (“Tax Attributes”) may be subject to substantial annual limitations provided by the U.S. Internal Revenue Code and similar state provisions to the extent certain ownership changes are deemed to occur. Such an annual limitation could result in the expiration of the Tax Attributes before utilization. The Tax Attributes reflected above have not been reduced by any limitations. To the extent it is determined upon completion of the analysis that such limitations do apply, the Company will adjust the Tax Attributes accordingly. The Company faces the risk that its ability to use its Tax Attributes will be substantially restricted if it undergoes an ownership change, as defined in Section 382 of the U.S. Internal Revenue Code (“Section 382”).

An ownership change under Section 382 would occur if 5-percent shareholders, within the meaning of Section 382, collectively increased their ownership in the Company by more than 50 percentage points over a rolling three-year period.  The Company has completed studies through December 31, 2016, and concluded that no adjustments were required.  If the Company has experienced a change of control at any time since its formation, its NOL carryforwards and tax credits may not be available, or their utilization could be subject to an annual limitation under Section 382. A full valuation allowance has been provided against the Company's NOL carryforwards, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Accordingly, there would be no impact on the consolidated financial statements.

The Company adopted ASU 2016-09 during the year ended December 31, 2017. Under ASU 2016-09, excess tax benefits and deficiencies are required to be recognized prospectively as part of provision for income taxes rather than additional paid-in capital. The Company's cumulative effect of windfall tax attributes were approximately $17.4 million. After applying the valuation allowance, no adjustment was recorded to the beginning retained earnings balance.

The provision (benefit) for income taxes is based upon the loss from continuing operations before income taxes as follows (in thousands):

	2018	2017	2016
Income (loss) before income taxes:
Domestic	$(36,800)	$(30,371)	$23,592
International	(98)	(138)	(220)
Income (loss) before taxes	$(36,898)	$(30,509)	$23,372

The provision (benefit) for income taxes consists of the following (in thousands):

	2018	2017	2016
Current:
Federal	$—	$—	$—
State	57	2	70
Foreign	(5)	—	—
Total current provision (benefit) for income taxes	$52	$2	$70
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred provision for income taxes	$—	$—	$—
Total provision (benefit) for income taxes from continuing operations	$52	$2	$70

The effective tax rate differs from the amount computed by applying the statutory federal income tax rates as follows:

	2018	2017	2016
Tax at U.S. federal statutory rate	21%	35%	35%
State income taxes, net of federal tax effect	2	1	4
Change in valuation allowance	(2)	310	(67)
Permanent items	(21)	(24)	28
Tax credits	—	1	—
Tax Cuts and Jobs Act impact	—	(323)	—
Effective tax rate	—%	—%	—%

The reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2018	2017	2016
Unrecognized tax benefits as of January 1	$110	$65	$38
Gross increase/(decrease) for tax positions of prior years	(33)	—	2
Gross increase/(decrease) for tax positions of current year	14	45	25
Unrecognized tax benefits balance at December 31	$91	$110	$65

The remaining balance of unrecognized tax benefits recorded on the Company’s consolidated balance sheets is as follows (in thousands):

	2018	2017
Total unrecognized tax benefits	$91	$110
Amounts netted against deferred tax assets	(91)	(110)
Unrecognized tax benefits recorded on consolidated balance sheets	$—	$—

As the Company is not currently under examination, it is reasonable to assume that the balance of gross unrecognized tax benefits will likely not change in the next twelve months. The Company currently has not recorded interest and penalties relating to uncertain tax positions.

Note 18. 401(k) Plan

All of the Company’s full‑time employees are eligible to participate in the VIVUS 401(k) Plan. Employer‑matching contributions for the years ended December 31, 2018, 2017 and 2016 were $277,000,  $272,000 and $272,000, respectively.

Note 19. Legal Matters

The Company is not aware of any asserted or unasserted claims against it where it believes that an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

Note 20. Selected Financial Data (Unaudited)

Selected Quarterly Financial Data (in thousands except per share data):

	Quarter Ended,
	March 31	June 30	September 30	December 31
2018
Total revenue	$11,900	$14,960	$18,088	$20,114
Total gross profit	9,270	11,674	14,604	14,901
Operating expenses	14,192	18,312	17,680	18,357
Net loss	(10,653)	(12,574)	(9,223)	(4,500)
Basic and diluted net loss per share	$(1.00)	$(1.18)	$(0.87)	$(0.42)

2017
Total revenue	$27,012	$11,227	$15,193	$11,941
Total gross profit	20,845	7,657	11,679	8,005
Operating expenses	19,778	16,214	12,767	13,821
Net loss	(1,056)	(13,386)	(5,994)	(10,075)
Basic and diluted net loss per share	$(0.10)	$(1.27)	$(0.57)	$(0.95)

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

	Balance at	Charged		Balance at
	Beginning of	to	Charges	End of
	Period	Operations*	Utilized	Period
Allowance for Cash Discounts
Fiscal year ended December 31, 2016	$164	$1,679	$(1,630)	$213
Fiscal year ended December 31, 2017	$213	$1,344	$(1,362)	$195
Fiscal year ended December 31, 2018	$195	$1,346	$(1,389)	$152

*Amount charged to operations during fiscal years ended December 31, 2018, 2017 and 2016, includes $1,327,000,  $1,697,000 and $1,474,000, respectively, for cash discount allowances related to revenue recognized during each fiscal year. The remaining amounts were recorded on the consolidated balance sheets as deferred revenue at the end of each period, respectively.

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

Our management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013), known as COSO Framework, to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Attestation Report of the Registered Public Accounting Firm

OUM & Co. LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10‑K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2018. This report, which expresses an unqualified opinion on the effectiveness of our internal controls over financial reporting as of December 31, 2018, is included herein.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference from the information under the captions “Election of Directors,” “Corporate Governance—Board Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company’s last fiscal year in connection with the solicitation of proxies for its 2019 Annual Meeting of Stockholders.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2018, that were approved by our stockholders was as follows:

	Number of Shares	Weighted Average	Number of Shares
	to be issued Upon	Exercise Price of	Remaining
	Exercise of Outstanding	Outstanding	Available for
Plan Category	Options and Rights	Options	Future Issuance(c)
Equity compensation plans approved by stockholders(a)	1,940,107	$25.37	717,758
Equity compensation plans not approved by stockholders(b)	502,000	3.70	—
Total	2,442,107	$20.91	717,758

(a)	Consists of four plans: our 2001 Stock Option Plan, our 2010 Equity Incentive Plan, our 2018 Equity Incentive Plan and our 1994 Employee Stock Purchase Plan.
(b)	Consists of our 2018 Inducement Equity Incentive Plan.
(c)	Includes 707,648 shares for our 2018 Equity Incentive Plan and 10,110 shares for our 1994 Employee Stock Purchase Plan.

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

3. Exhibits

Refer to Item 15(b) immediately below.

(b)Exhibits

The exhibits required by Item 601 of Regulation S‑K are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

VIVUS, INC.

REPORT ON FORM 10‑K FOR

THE YEAR ENDED DECEMBER 31, 2018

EXHIBIT INDEX

Exhibit Number	Description
		Incorporation by reference
		Exhibit	Form	Filing Date
2.1†	Asset Purchase Agreement between the Registrant and K‑V Pharmaceutical Company dated as of March 30, 2007	2.1	Form 10-K for the fiscal year ended December 31, 2012 (001-33389)	February 26, 2013
2.2†	Asset Purchase Agreement dated October 1, 2010, between the Registrant, MEDA AB and Vivus Real Estate, LLC	2.2	Form 10‑K/A for the fiscal year ended December 31, 2012 (001-33389)	June 12, 2013
2.3†	Asset Purchase Agreement between the Registrant and Janssen Pharmaceuticals, Inc. dated April 30, 2018	2.1	Form 10-Q for the fiscal quarter ended June 30, 2018 (001-33389)	August 7, 2018
3.1	Restated Certificate of Incorporation of the Registrant, as amended and restated through September 10, 2018	3.1	Form 8-K (001-33389)	September 10, 2018
3.2	Amended and Restated Bylaws of the Registrant, as further amended	3.2	Form 10-Q for the fiscal quarter ended June 30, 2018 (001-33389)	August 7, 2018
3.3	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant	3.3	Form 8‑A (001-33389)	March 28, 2007
4.1	Specimen Common Stock Certificate of the Registrant	4.1	Form 10‑K/A for the fiscal year ended December 31, 1996 (001-33389)	April 16, 1997
4.2	Amended and Restated Preferred Stock Rights Agreement, dated as of November 9, 2016, by and between the Registrant and Computershare Trust Company, N.A.	4.1	Form 8-K (001-33389)	November 9, 2016
4.3	Indenture dated as of May 21, 2013, by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee	4.1	Form 8‑K (001-33389)	May 21, 2013
4.4	Form of 4.50% Convertible Senior Note due May 1, 2020 (included in Exhibit 4.3)	4.2	Form 8‑K (001-33389)	May 21, 2013
4.5	Indenture, dated as of June 8, 2018, among the Registrant, the other guarantors from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent	4.1	Form 8-K (001-33389)	June 11, 2018
4.6	First Supplemental Indenture, dated as of October 11, 2018, among the Registrant, as issuer and U.S. Bank National Association, as trustee and collateral agent	4.3	Form 8-K (001-33389)	October 17, 2018

Exhibit Number	Description
		Incorporation by reference
		Exhibit	Form	Filing Date
4.7	Form of 2024 Note (included in Exhibit 4.5)	4.2	Form 8-K (001-33389)	June 11, 2018
4.8	Warrant to Purchase Shares of Common Stock issued to Torreya Capital, LLC dated February 23, 2018	4.5	Form 10-Q for the fiscal quarter ended March 31, 2018 (001-33389)	May 8, 2018
4.9	Form of Athyrium Warrant, dated as of June 8, 2018	4.3	Form 8-K (001-33389)	June 11, 2018
4.10*	Form of Warrant to be issued by the Registrant to certain shareholders of Willow Biopharma Inc.	4.9	Form 10-Q for the fiscal quarter ended June 30, 2018 (001-33389)	August 7, 2018
10.1*	Form of Indemnification Agreement by and among the Registrant and the Officers of the Registrant	10.11	Form 8-B (001-33389)	June 25, 1996
10.2*	Form of Indemnification Agreement by and among the Registrant and the Directors of the Registrant	10.1	Form 8-K (001-33389)	August 12, 2014
10.3*	1994 Employee Stock Purchase Plan, as amended, Form of Subscription Agreement and Form of Notice of Withdrawal	10.1	Form 8-K (001-33389)	July 29, 2011
10.4*	2001 Stock Option Plan and Form of Agreement thereunder	10.44	Form S-8 (001-33389)	November 15, 2001
10.5*	2001 Stock Option Plan, as amended on July 12, 2006	10.1	Form 8-K (001-33389)	July 13, 2006
10.6*	Form of Notice of Grant and Restricted Stock Unit Agreement under the VIVUS, Inc. 2001 Stock Option Plan	10.2	Form 8-K (001-33389)	July 13, 2006
10.7*	2010 Equity Incentive Plan and Form of Agreement thereunder	10.7	Form 10-K for the fiscal year ended December 31, 2010 (001-33389)	March 1, 2011
10.8*	2010 Equity Incentive Plan	4.1	Form S-8 (001-33389)	December 15, 2017
10.9*	Stand‑Alone Stock Option Agreement with Michael P. Miller dated as of April 30, 2010	10.1	Form 8-K (001-33389)	May 6, 2010
10.10*	2018 Inducement Equity Incentive Plan	4.1	Form S-8 (001-33389)	June 1, 2018
10.11*	Form of Agreement under the 2018 Inducement Equity Incentive Plan	10.4	Form 10-Q for the fiscal quarter ended June 30, 2018 (001-33389)	August 7, 2018
10.12*	2018 Equity Incentive Plan	4.1	Form S-8 (001-33389)	October 24, 2018
10.13*	Form of Restricted Stock Units Agreement under the 2018 Equity Incentive Plan	10.2	Form 10-Q for the fiscal quarter ended September 30, 2018 (001-33389)	November 1, 2018
10.14*	Form of Stock Option Agreement under the 2018 Equity Incentive Plan	10.3	Form 10-Q for the fiscal quarter ended September 30, 2018 (001-33389)	November 1, 2018

Exhibit Number	Description
		Incorporation by reference
		Exhibit	Form	Filing Date
10.15†	Agreement effective as of December 28, 2000, between the Registrant and Tanabe Seiyaku Co., Ltd.	10.15	Form 10-K for the fiscal year ended December 31, 2012 (001-33389)	February 26, 2013
10.16	Amendment No. 1 effective as of January 9, 2004, to the Agreement effective as of December 28, 2000, between the Registrant and Tanabe Seiyaku Co., Ltd.	10.42A	Form 10-Q for the fiscal quarter ended March 31, 2004 (001-33389)	May 7, 2004
10.17	Termination and Release executed by Tanabe Holding America, Inc. dated May 1, 2007	10.61	Form 8-K (001-33389)	May 4, 2007
10.18†	Second Amendment effective as of August 1, 2012, to the Agreement dated as of December 28, 2000, between the Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.)	10.1	Form 8-K (001-33389)	August 10, 2012
10.19†	Third Amendment effective as of February 21, 2013, to the Agreement dated as of December 28, 2000, between the Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.)	10.1	Form 8-K (001-33389)	February 25, 2013
10.20	Fourth Amendment to the Agreement dated as of December 28, 2000, between the Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.), effective as of July 1, 2013	10.1	Form 8-K (001-33389)	July 29, 2013
10.21†	Settlement and Modification Agreement dated July 12, 2001, between ASIVI, LLC, AndroSolutions, Inc., Gary W. Neal and the Registrant	10.20	Form 10-K for the fiscal year ended December 31, 2012 (001-33389)	February 26, 2013
10.22†	Assignment Agreement between Thomas Najarian, M.D. and the Registrant dated October 16, 2001	10.79	Form 10-K for the fiscal year ended December 31, 2009 (001-33389)	March 10, 2010
10.23†	Master Services Agreement dated as of September 12, 2007, between the Registrant and Medpace, Inc.	10.2	Form 10-Q for the fiscal quarter ended March 31, 2013 (001-33389)	May 8, 2013
10.24†	Exhibit A: Medpace Task Order Number: 06 dated as of December 15, 2008, pursuant to that certain Master Services Agreement, between the Registrant and Medpace, Inc., dated as of September 12, 2007	10.1	Form 8-K/A (001-33389)	July 15, 2009

Exhibit Number	Description
		Incorporation by reference
		Exhibit	Form	Filing Date
10.25†	Commercial Manufacturing and Packaging Agreement by and between the Registrant and Catalent Pharma Solutions, LLC dated as of July 17, 2012	10.1	Form 8-K (001-33389)	July 23, 2012
10.26†	Purchase and Sale Agreement effective as of March 25, 2013, between the Registrant and BioPharma Secured Investments III Holdings Cayman LP	10.1	Form 10-Q for the fiscal quarter ended March 31, 2013 (001-33389)	May 8, 2013
10.27	Capped Call Confirmation dated May 15, 2013, by and between the Registrant and Deutsche Bank AG, London Branch	10.1	Form 8-K (001-33389)	May 16, 2013
10.28*	Form of Amended and Restated Change of Control and Severance Agreement	10.1	Form 8-K (001-33389)	July 5, 2013
10.29*	Form of Second Amended and Restated Change of Control and Severance Agreement	10.1	Form 8-K (001-33389)	June 24, 2015
10.30*	Form of Third Amended and Restated Change of Control and Severance Agreement	10.5	Form 10-Q for the fiscal quarter ended June 30, 2018 (001-33389)	August 7, 2018
10.31†	License and Commercialization Agreement dated July 5, 2013, between the Registrant and Berlin‑Chemie AG	10.3	Form 10-Q for the fiscal quarter ended June 30, 2013 (001-33389)	August 8, 2013
10.32†	Commercial Supply Agreement dated as of July 5, 2013, between the Registrant and Berlin‑Chemie AG	10.4	Form 10-Q for the fiscal quarter ended June 30, 2013 (001-33389)	August 8, 2013
10.33	Agreement dated July 18, 2013, by and between the Registrant and First Manhattan Co.	10.1	Form 8-K (001-33389)	July 19, 2013
10.34*	Letter Agreement dated July 18, 2013, by and among the Registrant, First Manhattan Co. and Peter Y. Tam	10.1	Form 8-K (001-33389)	July 24, 2013
10.35*	Employment Agreement dated September 3, 2013, by and between the Registrant and Seth H. Z. Fischer	10.1	Form 8-K (001-33389)	September 4, 2013
10.36*†	Confidential Separation, General Release and Post-Separation Consulting Agreement effective December 31, 2017, between the Registrant and Seth H. Z. Fischer	10.55	Form 10-K for the fiscal year ended December 31, 2017 (001-33389)	March 14, 2018
10.37†	License and Commercialization Agreement dated as of October 10, 2013, by and between the Registrant and Auxilium Pharmaceuticals, Inc.	10.9	Form 10-Q for the quarter ended September 30, 2013 (001-33389)	November 7, 2013
10.38†	Commercial Supply Agreement dated as of October 10, 2013, by and between the Registrant and Auxilium Pharmaceuticals, Inc.	10.10	Form 10-Q for the quarter ended September 30, 2013 (001-33389)	November 7, 2013

Exhibit Number	Description
		Incorporation by reference
		Exhibit	Form	Filing Date
10.39	Letter Regarding Termination Notice dated December 30, 2015, from Auxilium Pharmaceuticals, Inc. and Endo Ventures Limited to the Registrant	10.53	Form 10-K for the fiscal year ended December 31, 2015 (001-33389)	March 9, 2016
10.40	Letter Regarding Termination Notice dated as of June 30, 2016, from Auxilium Pharmaceuticals, Inc. and Endo Ventures Limited to the Registrant	10.1	Form 10-Q for the fiscal quarter ended June 30, 2016 (001-33389)	August 4, 2016
10.41	Letter Regarding Termination Notice dated as of August 29, 2016, from Auxilium Pharmaceuticals, LLC and Endo Ventures Limited to the Registrant	10.1	Form 10-Q for the fiscal quarter ended September 30, 2016 (001-33389)	November 9, 2016
10.42*	Letter Agreement dated November 4, 2013, by and between the Registrant and Timothy E. Morris	10.1	Form 8-K (001-33389)	November 5, 2013
10.43†	Commercial Supply Agreement dated July 31, 2013, by and between the Registrant and Sanofi Chimie	10.8	Form 10-Q for the fiscal quarter ended June 30, 2013 (001-33389)	August 8, 2013
10.44†	Termination, Rights Reversion and Transition Services Agreement dated March 23, 2017, by and between the Registrant and Sanofi	10.3	Form 10-Q for the fiscal quarter ended March 31, 2017 (001-33389)	May 3, 2017
10.45†	Manufacturing and Supply Agreement dated November 18, 2013, by and between the Registrant and Sanofi Winthrop Industrie	10.45	Form 10-K for the fiscal year ended December 31, 2013 (001-33389)	February 28, 2014
10.46†	License and Commercialization Agreement dated December 11, 2013, by and between the Registrant and Sanofi	10.46	Form 10-K for the fiscal year ended December 31, 2013 (001-33389)	February 28, 2014
10.47†	Supply Agreement effective as of December 11, 2013, by and between the Registrant and Sanofi Winthrop Industrie	10.47	Form 10-K for the fiscal year ended December 31, 2013 (001-33389)	February 28, 2014
10.48†	Patent Assignment Agreement, dated August 24, 2014, by and between the Registrant and Janssen Pharmaceuticals, Inc.	10.1	Form 10-Q for the fiscal quarter ended September 30, 2014 (001-33389)	November 5, 2014
10.49*	Letter Agreement dated April 13, 2015, by and between the Registrant and Guy P. Marsh	10.1	Form 10-Q for the fiscal quarter ended June 30, 2015 (001-33389)	August 3, 2015
10.50*	Letter Agreement dated July 20, 2015, by and between the Registrant and Wesley W. Day, Ph.D.	10.3	Form 10-Q for the fiscal quarter ended June 30, 2015 (001-33389)	August 3, 2015
10.51*	Letter Agreement dated August 17, 2015, by and between the Registrant and Svai S. Sanford	10.3	Form 10-Q for the fiscal quarter ended September 30, 2015 (001-33389)	November 4, 2015

Exhibit Number	Description
		Incorporation by reference
		Exhibit	Form	Filing Date
10.52	Lease Agreement effective December 11, 2012, by and between the Registrant and SFERS Real Estate Corp. U.	10.34	Form 10-K for the fiscal year ended December 31, 2012 (001-33389)	February 26, 2013
10.53	First Amendment to Lease effective August 30, 2016, between the Registrant and MV Campus Owner, LLC, the successor in interest to SFERS Real Estate Corp. U.	10.2	Form 10-Q for the fiscal quarter ended September 30, 2016 (001-33389)	November 9, 2016
10.54	Office Lease effective September 2, 2016, between the Registrant and AG-SW Hamilton Plaza Owner, L.P.	10.3	Form 10-Q for the fiscal quarter ended September 30, 2016 (001-33389)	November 9, 2016
10.55†	License and Commercialization Agreement dated as of September 30, 2016, by and between the Registrant and Metuchen Pharmaceuticals LLC	10.4	Form 10-Q for the fiscal quarter ended September 30, 2016 (001-33389)	November 9, 2016
10.56†	Commercial Supply Agreement dated as of September 30, 2016, by and between the Registrant and Metuchen Pharmaceuticals LLC	10.5	Form 10-Q for the fiscal quarter ended September 30, 2016 (001-33389)	November 9, 2016
10.57†	Patent Assignment Agreement dated as of January 6, 2017, by and between the Registrant and Selten Pharma, Inc.	10.55	Form 10-K for the fiscal year ended December 31, 2016 (001-33389)	March 8, 2017
10.58†	License Assignment Agreement dated as of January 6, 2017, by and between the Registrant and Selten Pharma, Inc.	10.56	Form 10-K for the fiscal year ended December 31, 2016 (001-33389)	March 8, 2017
10.59†	Settlement Agreement dated June 29, 2017, by and between the Registrant and Actavis Laboratories FL, Inc.	10.1	Form 10-Q for the fiscal quarter ended June 30, 2017 (001-33389)	August 3, 2017
10.60	Collateral Agreement, dated as of June 8, 2018, among the Registrant, the other guarantors from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent	10.1	Form 8-K (001-33389)	June 11, 2018
10.61	Purchase Agreement between the Registrant and affiliates of Athyrium Capital Management dated April 30, 2018	10.3	Form 10-Q for the fiscal quarter ended June 30, 2018 (001-33389)	August 7, 2018
10.62#††	Amendment Nº1 to Commercial Supply Agreement dated December 7, 2018 between Sanofi Chimie and the Registrant
10.63#	Amendment No. 1 to Collateral Agreement dated as of July 6, 2018 between the Registrant and U.S. Bank National Association, as trustee and collateral agent
10.64#	Amendment No. 2 to Collateral Agreement dated as of October 11, 2018 between the Registrant and U.S. Bank National Association, as trustee and collateral agent

Exhibit Number	Description
Incorporation by reference
		Exhibit	Form	Filing Date
10.65#	Amendment No. 3 to Collateral Agreement dated as of December 7, 2018 between the Registrant and U.S. Bank National Association, as trustee and collateral agent
21.1#	List of Subsidiaries
23.1#	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (See signature page)
31.1#	Certification of Chief Executive Officer pursuant to Rules 13a‑14 and 15d‑14 promulgated under the Securities Exchange Act of 1934, as amended
31.2#	Certification of Chief Financial Officer pursuant to Rules 13a‑14 and 15d‑14 promulgated under the Securities Exchange Act of 1934, as amended
32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101

The following materials from the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes

†Confidential treatment granted.

††Confidential portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

*Indicates management contract or compensatory plan or arrangement.

#Filed herewith.

+Furnished herewith.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

VIVUS, INC.,
a Delaware Corporation

	By:	/s/ John P. Amos
John P. Amos
Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2019

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of John P. Amos and Mark K. Oki as his attorney‑in‑fact for him, in any and all capacities, to sign each amendment to this Report on Form 10‑K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney‑in‑fact or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John P. Amos	Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2019
John P. Amos

/s/ David Y. Norton	Chairman of the Board of Directors and Director	February 26, 2019
David Y. Norton

/s/ Mark K. Oki	Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	February 26, 2019
Mark K. Oki

/s/ Karen Ferrell	Director	February 26, 2019
Karen Ferrell

/s/ Ed Kangas	Director	February 26, 2019
Ed Kangas

/s/ Thomas B. King	Director	February 26, 2019
Thomas B. King

/s/ Jorge Plutzky, M.D.	Director	February 26, 2019
Jorge Plutzky, M.D.

/s/ Eric W. Roberts	Director	February 26, 2019
Eric W. Roberts

/s/ Herman Rosenman	Director	February 26, 2019
Herman Rosenman

/s/ Allan L. Shaw	Director	February 26, 2019
Allan L. Shaw