Form 10-Q
period 2019-03-31
VIVUS INC
filed 2019-04-30
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

At April 22, 2019, 10,637,164 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31,	December 31,
	2019	2018
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$23,021	$30,411
Available-for-sale securities	81,632	80,838
Accounts receivable, net	24,554	25,608
Inventories	21,946	23,132
Prepaid expenses and other current assets	6,568	7,538
Total current assets	157,721	167,527
Fixed assets, net	325	341
Right-of-use assets	1,496	—
Intangible and other non-current assets	130,641	134,279
Total assets	$290,183	$302,147
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,615	$8,921
Accrued and other liabilities	33,391	33,044
Deferred revenue	1,255	1,235
Current portion of lease liability	705	—
Total current liabilities	38,966	43,200
Long-term debt	293,396	294,446
Deferred revenue, net of current portion	3,975	4,290
Lease liability, net of current portion	1,091	—
Non-current accrued and other liabilities	—	234
Total liabilities	337,428	342,170
Commitments and contingencies
Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000 shares authorized; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock; $.001 par value; 200,000 shares authorized; 10,637 and 10,636 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	11	11
Additional paid-in capital	841,219	840,751
Accumulated other comprehensive loss	(21)	(270)
Accumulated deficit	(888,454)	(880,515)
Total stockholders’ deficit	(47,245)	(40,023)
Total liabilities and stockholders’ deficit	$290,183	$302,147

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue:
Net product revenue	$13,497	$9,632
Supply revenue	1,604	1,683
Royalty revenue	1,045	585
Total revenue	16,146	11,900

Operating expenses:
Cost of goods sold (excluding amortization)	4,308	2,630
Amortization of intangible assets	3,638	91
Sales and marketing	4,534	4,279
General and administrative	5,284	5,789
Research and development	2,469	1,403
Total operating expenses	20,233	14,192

Loss from operations	(4,087)	(2,292)

Interest expense and other expense, net	3,870	8,349
Loss before income taxes	(7,957)	(10,641)
(Benefit) provision for income taxes	(8)	12
Net loss	$(7,949)	$(10,653)

Basic and diluted net loss per share:	$(0.75)	$(1.00)
Shares used in per share computation:
Basic and diluted	10,637	10,601

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(7,949)	$(10,653)
Unrealized gain (loss) on securities, net of taxes	249	(477)
Translation adjustment	(1)	—
Comprehensive loss	$(7,701)	$(11,130)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balances, January 1, 2018	10,603	$11	$834,824	$(608)	$(843,565)	$(9,338)
Vesting of restricted stock units	7	—	—	—	—	—
Share-based compensation expense	—	—	925	—	—	925
Net unrealized loss on securities	—	—	—	(477)	—	(477)
Net income	—	—	—	—	(10,653)	(10,653)
Balances, March 31, 2018	10,610	11	835,749	(1,085)	(854,218)	(19,543)

Balances, January 1, 2019	10,636	$11	$840,751	$(270)	$(880,515)	$(40,023)
Vesting of restricted stock units	1	—	—	—	—	—
Share-based compensation expense	—	—	468	—	—	468
Net unrealized gain on securities	—	—	—	249	—	249
Cumulative effect of accounting change	—	—	—	—	10	10
Net loss	—	—	—	—	(7,949)	(7,949)
Balances, March 31, 2019	10,637	$11	$841,219	$(21)	$(888,454)	$(47,245)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating activities:
Net loss	$(7,949)	$(10,653)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,675	157
Amortization of debt issuance costs and discounts	(1,050)	5,414
Amortization of discount or premium on available-for-sale securities	(116)	121
Share-based compensation expense	468	925
Changes in assets and liabilities:
Accounts receivable	1,054	896
Inventories	1,186	(3,294)
Prepaid expenses and other assets	1,004	730
Accounts payable	(5,306)	(5,286)
Accrued and other liabilities	389	(707)
Deferred revenue	(295)	(291)
Net cash used for operating activities	(6,940)	(11,988)
Investing activities:
Fixed asset purchases	(21)	(34)
Purchases of available-for-sale securities	(13,876)	(7,604)
Proceeds from maturity of available-for-sale securities	12,885	28,336
Proceeds from sales of available-for-sale securities	562	6,293
Net cash (used for) provided by investing activities	(450)	26,991
Financing activities:
Repayments of notes payable	—	(4,590)
Net cash used for financing activities	—	(4,590)
Net (decrease) increase in cash and cash equivalents	(7,390)	10,413
Cash and cash equivalents:
Beginning of year	30,411	66,392
End of period	$23,021	$76,805

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

VIVUS is a specialty pharmaceutical company with three approved therapies (Qsymia®, PANCREAZE® and STENDRA®/SPEDRA™) and one product candidate in active clinical development (VI-0106). Qsymia (phentermine and topiramate extended release) is approved by the U.S. Food and Drug Administration (“FDA”) for chronic weight management. In June 2018, the Company acquired the U.S. and Canadian commercial rights for PANCREAZE (pancrelipase), which is indicated for the treatment of exocrine pancreatic insufficiency due to cystic fibrosis or other conditions. STENDRA (avanafil) is approved by FDA for erectile dysfunction (“ED”), and by the European Commission (“EC”) under the trade name SPEDRA, for the treatment of ED. The Company commercializes Qsymia and PANCREAZE in the U.S. through a specialty sales force supported by an internal commercial team. The Company licenses the commercial rights to STENDRA/SPEDRA in the U.S., EU and other countries and to PANCREAZE in Canada on a transitional basis. VI-0106 (tacrolimus) is in active clinical development and is being studied in patients with pulmonary arterial hypertension (“PAH”).

When reference is made to the “Company” or “VIVUS” in these footnotes, it refers to the Delaware corporation, or VIVUS, Inc., and, unless the context otherwise requires, its California predecessor, as well as all of its consolidated subsidiaries.

At March 31, 2019, the Company’s accumulated deficit was approximately $888.5 million. Management believes that the Company’s existing capital resources combined with anticipated future cash flows will be sufficient to support its operating needs for at least the next twelve months. However, the Company anticipates that it may require additional funding to service its existing debt, pursue development and commercial opportunities, which could come in the form of a license, a co-development agreement, a merger or acquisition or in some other form, or to create a pathway for centralized approval of the marketing authorization application for Qsymia in the EU, conduct post-approval clinical studies for Qsymia, conduct non-clinical and clinical research and development work to support regulatory submissions and applications for its current and future investigational drug candidates, finance the costs involved in filing and prosecuting patent applications and enforcing or defending its patent claims, if any, to fund operating expenses and manufacture quantities of the Company’s investigational drug candidates and to make payments under its existing license agreements and supply agreements.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Management has evaluated all events and transactions that occurred after March 31, 2019 through the date these unaudited condensed consolidated financial statements were filed. There were no events or transactions during this period that require recognition or disclosure in these unaudited condensed consolidated financial statements. The condensed consolidated balance sheet data as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed on February 26, 2019 with the Securities and Exchange Commission (“SEC”). Certain amounts have been reclassified to conform to current year presentation. The unaudited condensed consolidated financial statements include the accounts of VIVUS, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies since the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 with the exception of accounting for leases. See Note 12.

Recent Accounting Pronouncement Adopted

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), which modifies the accounting by lessees for all leases with a term greater than 12 months. This standard requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The Company adopted this standard on January 1, 2019 using the modified retrospective transition method, and as a result did not adjust comparative periods. The Company’s only significant lease is its operating lease for its corporate headquarters, although it has several smaller leases, including financing leases for its automobile fleet and copiers. See Note 12.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments, which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model, referred to as the current expected credit loss (CECL) model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument. This standard is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company is evaluating the potential impact of this standard, but does not expect it to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This standard is effective for fiscal years beginning after December 31, 2019 and early adoption is permitted. The Company is evaluating the provisions of this guidance, but currently does not expect it to have a material impact on its consolidated financial statements.

2. REVENUES

On January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, (“Topic 606”). Topic 606 supersedes the revenue recognition requirements in Topic 605 Revenue Recognition (“Topic 605”) and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

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

Supply Revenue

The Company produces STENDRA/SPEDRA through a contract manufacturing partner and then sells it to the Company’s commercialization partners. The Company is the primary responsible party in the commercial supply arrangements and bears significant risk in the fulfillment of the obligations, including risks associated with manufacturing, regulatory compliance and quality assurance, as well as inventory, financial and credit loss. As such, the Company recognizes supply revenue on a gross basis as the principal party in the arrangements. The Company recognizes supply revenue at the time of shipment and, in the unusual case where the product does not meet contractually-specified product dating criteria at the time of shipment to the partner, the Company records a reserve for estimated product returns. There are no such reserves as of March 31, 2019.

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

Revenue by Source and Geography

Revenue disaggregated by revenue source and by geographic region was as follows (in thousands):

	Three Months Ended March 31,
	2019				2018
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$8,423	$—		$8,423	$9,632	$—		$9,632
PANCREAZE - Net product revenue	5,074	—		5,074	—	—		—
PANCREAZE - Royalty revenue	—	570		570	—	—		—
STENDRA/SPEDRA—Supply revenue	—	1,604		1,604	547	1,136		1,683
STENDRA/SPEDRA—Royalty revenue	—	475		475	—	585		585
Total revenue	$13,497	$2,649	(1)	$16,146	$10,179	$1,721	(2)	$11,900

(1)	$2.0 million of which was attributable to Germany and $0.6 million of which was attributable to Canada.
(2)	$1.7 million of which was attributable to Germany.

Revenue and cost of goods sold by source was as follows (in thousands):

	Three Months Ended March 31,
	2019				2018
	Qsymia	PANCREAZE	STENDRA/ SPEDRA	Total	Qsymia	STENDRA/ SPEDRA	Total
Net product revenue	$8,423	$5,074	$—	$13,497	$9,632	$—	$9,632
Supply revenue	—	—	1,604	1,604	—	1,683	1,683
Royalty revenue	—	570	475	1,045	—	585	585
Total revenue	$8,423	$5,644	$2,079	$16,146	$9,632	$2,268	$11,900

Cost of goods sold (excluding amortization)	$1,382	$1,461	$1,465	$4,308	$1,044	$1,586	$2,630
Amortization of intangible assets	$91	$3,547	$—	$3,638	$91	$—	$91

3. SHARE-BASED COMPENSATION

Total share-based compensation expense for all of the Company’s share-based awards was as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cost of goods sold	$14	$13
Selling and marketing	70	87
General and administrative	329	745
Research and development	55	80
Total share-based compensation expense	$468	$925

There were no share-based compensation costs capitalized as part of the cost of inventory for the three months ended March 31, 2019. Share-based compensation costs capitalized as part of the cost of inventory were $1,000 for the three months ended March 31, 2018.

4. CASH, CASH EQUIVALENTS, AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type are presented in the tables that follow (in thousands).

	As of March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$23,021	$—	$—	$23,021
U.S. Treasury securities	39,004	51	(59)	38,996
Corporate debt securities	42,649	77	(90)	42,636
Total	104,674	128	(149)	104,653
Less amounts classified as cash and cash equivalents	(23,021)	—	—	(23,021)
Total available-for-sale securities	$81,653	$128	$(149)	$81,632

	As of December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$30,411	$—	$—	$30,411
U.S. Treasury securities	42,261	34	(111)	42,184
Corporate debt securities	38,848	9	(203)	38,654
Total	111,520	43	(314)	111,249
Less amounts classified as cash and cash equivalents	(30,411)	—	—	(30,411)
Total available-for-sale securities	$81,109	$43	$(314)	$80,838

As of March 31, 2019, the Company’s available-for-sale securities had original contractual maturities up to 57 months. However, the Company may sell these securities prior to their stated maturities in response to changes in the availability of and the yield on alternative investments as well as liquidity requirements. As these securities are readily marketable and are viewed by the Company as available to support current operations, securities with maturities beyond 12 months are classified as current assets. Due to their short-term maturities, the Company believes that the fair value of its bank deposits, accounts payable and accrued expenses approximate their carrying value.

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

The following table represents the fair value hierarchy for our cash equivalents and available-for-sale securities by major security type (in thousands):

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$23,021	$—	$—	$23,021
U.S. Treasury securities	38,996	—	—	38,996
Corporate debt securities	—	42,636	—	42,636
Total	$62,017	$42,636	$—	$104,653

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$30,411	$—	$—	$30,411
U.S. Treasury securities	42,184	—	—	42,184
Corporate debt securities	—	38,654	—	38,654
Total	$72,595	$38,654	$—	$111,249

5. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	Balance as of
	March 31,	December 31,
	2019	2018
Qsymia	$14,231	$13,987
PANCREAZE	7,637	10,213
STENDRA/SPEDRA	2,967	1,560
	24,835	25,760
Allowance for cash discounts	(281)	(152)
Net	$24,554	$25,608

6. INVENTORIES

Inventories consist of the following (in thousands):

	Balance as of
	March 31,	December 31,
	2019	2018
Raw materials	$16,576	$17,813
Work-in-process	1,895	1,719
Finished goods	3,475	3,600
Inventories, net	$21,946	$23,132

Raw materials inventories consist primarily of the active pharmaceutical ingredients (“API”) for Qsymia and STENDRA/SPEDRA. Work-in-process and finished goods inventory consist of Qsymia, STENDRA/SPEDRA and PANCREAZE inventory. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first in, first out method for all inventories, which are valued using a weighted-average cost method calculated for each production batch. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or net realizable value approach as that used to value the inventory.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	Balance as of
	March 31,	December 31,
	2019	2018
Prepaid sales and marketing expenses	$1,874	$1,525
Prepaid insurance	992	1,451
Taxes receivable	770	779
Other prepaid expenses and assets	2,932	3,783
Total	$6,568	$7,538

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

8. INTANGIBLE AND OTHER NON-CURRENT ASSETS

Intangible and other non-current assets consist of the following (in thousands):

	March 31, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
PANCREAZE license (1)	$141,895	$(11,825)	$130,070	$141,895	$(8,277)	$133,618
Janssen patents (2)	3,050	(2,687)	363	3,050	(2,597)	453
Other non-current assets	208	—	208	208	—	208
Total	$145,153	$(14,512)	$130,641	$145,153	$(10,874)	$134,279

_________________

(1)

In June 2018, the Company acquired the rights to license PANCREAZE in the U.S. and Canada, as described further in Note 13. The rights are being amortized over their estimated useful life of 10 years using the straight-line method.

(2)

In September 2014, the Company acquired certain patents relating to Qsymia from Janssen Pharmaceuticals, approximately $3.1 million of which was recorded as an intangible asset. The patents are being amortized over their estimated useful life of 5.5 years using the straight-line method.

Other non-current assets primarily consist of real estate deposits. Amortization of intangible assets was $3.6 million and $91,000 for the three months ended March 31, 2019 and 2018, respectively. Future expected amortization expenses for intangible assets as of March 31, 2019 are as follows (in thousands):

2019 (rest of year)	$10,916
2020	14,280
2021	14,189
2022	14,189
2023	14,189
Thereafter	62,670
Total	$130,433

9. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following (in thousands):

	Balance as of
	March 31,	December 31,
	2019	2018
Reserve for product returns (see Note 2)	$13,655	$14,878
Product-related accruals (see Note 2)	7,979	8,272
Accrued manufacturing costs	4,502	4,313
Accrued interest on debt (see Note 14)	2,327	—
Accrued employee compensation and benefits	1,085	2,591
Other accrued liabilities	3,843	2,990
Total	$33,391	$33,044

The amounts included in other accrued liabilities consist of obligations primarily related to sales, marketing, research, clinical development, corporate activities, the STENDRA license and royalties.

10. NON-CURRENT ACCRUED AND OTHER LIABILITIES

Non-current accrued and other liabilities at December 31, 2018 were comprised of deferred rent. See Note 12.

11. DEFERRED REVENUE

Deferred revenue relates to a prepayment for future royalties on sales of SPEDRA. In the three months ended March 31, 2019 and 2018, the Company recorded $0.3 million and $0.3 million, respectively, of revenues which had been deferred as of December 31, 2018 and 2017, respectively. These amounts were applied against the prepayment for future royalties.

12. LEASES

The Company adopted Accounting Standards Update 2016-02, Leases (Topic 842) on January 1, 2019 using the modified retrospective transition method, and as a result did not adjust comparative periods. The Company’s only significant lease is its operating lease for its corporate headquarters, although it has several smaller leases, including financing leases for its automobile fleet and copiers. At the time of adoption, the Company recorded the following amounts (in thousands):

	Right-of-Use Asset	Current Portion of Lease Liability	Lease Liability, Net of Current Portion	Current Portion of Deferred Rent	Deferred Rent, Net of Current Portion	Accumulated Deficit
Operating leases	$1,201	$512	$1,017	$(94)	$(234)	$—
Financing leases	329	131	188	—	—	10
Total	$1,530	$643	$1,205	$(94)	$(234)	$10

The Company’s leases have remaining lease terms of from less than 1 year to 2½ years, some of which include options to extend the leases for up to 2 years.

The components of lease expense were as follows (in thousands):

Three Months Ended
March 31,
2019
Operating lease cost	$130

Finance lease cost:
Amortization of right-of-use assets	$53
Interest on lease liabilities	3
Total finance lease cost	$56

Supplemental balance sheet information related to leases was as follows:

Balance as of
March 31,
2019
Right-of-use assets:
Operating leases	$1,099
Financing leases	397
Total right-of-use assets	$1,496

Current portion of lease liability:
Operating leases	$528
Financing leases	177
Total current portion of lease liability	$705

Lease liability, net of current portion
Operating leases	$880
Financing leases	211
Total lease liability, net of current portion	$1,091

The weighted average remaining lease term as of March 31, 2019 was 2.4 years for operating leases and 2.1 years for financing leases. The weighted average discount rate as of March 31, 2019 was 7.8% for operating leases and 2.8% for financing leases.

Future payments of lease liabilities are as follows:

	Operating Leases	Finance Leases
2019 (rest of year)	$464	$142
2020	610	175
2021	482	75
Total lease payments	1,556	392
Less imputed interest	(148)	(4)
Total	$1,408	$388

13. LICENSE, COMMERCIALIZATION AND SUPPLY AGREEMENTS

MTPC

In January 2001, the Company entered into an exclusive development, license and clinical trial and commercial supply agreement with Tanabe Seiyaku Co., Ltd., now Mitsubishi Tanabe Pharma Corporation (“MTPC”), for the development and commercialization of avanafil. Under the terms of the agreement, MTPC agreed to grant an exclusive license to the Company for products containing avanafil outside of Japan, North Korea, South Korea, China, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Vietnam and the Philippines. The Company agreed to grant MTPC an exclusive, royalty free license within those countries for oral products that we develop containing avanafil. The MTPC agreement contains a number of milestone payments to be made by us based on various triggering events. The term of the MTPC agreement is based on a country by country and on a product by product basis. In August 2012, the Company entered into an amendment to the agreement with MTPC that permitted the Company to manufacture the API and tablets for STENDRA/SPEDRA by itself or through third parties. In 2015, the Company transferred the manufacturing of the API and tablets for STENDRA/SPEDRA to Sanofi. The Company maintains royalty obligations to MTPC which have been passed through to our commercialization partners.

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

Metuchen will obtain STENDRA exclusively from the Company for a mutually agreed term pursuant to the Metuchen Supply Agreement. Metuchen may elect to transfer the control of the supply chain for STENDRA for the Metuchen Territory to itself or its designee by assigning to Metuchen the Company’s agreements with the contract manufacturer. For 2016 and each subsequent calendar year during the term of the Metuchen Supply Agreement, if Metuchen fails to purchase an agreed minimum purchase amount of STENDRA from the Company, it will reimburse the Company for the shortfall as it relates to the Company’s out of pocket costs to acquire the API needed to manufacture the agreed upon minimum purchase amount of STENDRA. Upon the termination of the Metuchen Supply Agreement (other than by Metuchen for the Company’s uncured material breach or upon completion of the transfer of the control of the supply chain), Metuchen’s agreed minimum purchase amount of STENDRA from the Company shall accelerate for the entire then current initial term or renewal term, as applicable. The initial term under the Metuchen Supply Agreement will be for a period of five years, with automatic renewal for successive two-year periods unless either party provides a termination notice to the other party at least two years in advance of the expiration of the then current term.

Alvogen

In September 2017, the Company entered into a license and commercialization agreement (the “Alvogen License Agreement”) and a commercial supply agreement (the “Alvogen Supply Agreement”) with Alvogen Malta Operations (ROW) Ltd (“Alvogen”). Under the terms of the Alvogen License Agreement, Alvogen will be solely responsible for obtaining and maintaining regulatory approvals for all sales and marketing activities for Qsymia in South Korea. The Company received an upfront payment of $2.5 million in September 2017, which was recorded in license and milestone revenue in the third quarter of 2017, and is eligible to receive additional payments upon Alvogen achieving marketing authorization, commercial launch and reaching a sales milestone. Additionally, the Company will receive a royalty on Alvogen’s Qsymia net sales in South Korea. Under the Alvogen Supply Agreement, the Company will supply product to Alvogen on an exclusive basis.

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

14. LONG-TERM DEBT AND COMMITMENTS

The Company’s indebtedness consists of the following (in thousands):

	Balance as of
	March 31,	December 31,
	2019	2018
Convertible senior notes due 2020	$181,426	$181,426
Unamortized discount and debt issuance costs	5,138	6,358
Convertible senior notes due 2020, net	186,564	187,784

Senior secured notes due 2024	110,000	110,000
Unamortized premium and debt issuance costs, net	(3,168)	(3,338)
Senior secured notes due 2024, net	106,832	106,662

Total long-term debt	$293,396	$294,446

Convertible Senior Notes Due 2020

In May 2013, the Company closed offerings of $250.0 million in 4.5% Convertible Senior Notes due May 2020 (the “Convertible Notes”). The Convertible Notes are governed by an indenture, dated May 2013 between the Company and Deutsche Bank National Trust Company, as trustee. Total net proceeds from the Convertible Notes were approximately $241.8 million. The Convertible Notes are convertible at a conversion rate of $148.58 per share at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. On or after November 1, 2019, holders may convert all or any portion of their Convertible Notes at any time at their option at the conversion rate then in effect, regardless of these conditions. Subject to certain limitations, the Company will settle conversions of the Convertible Notes by paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of our common stock, at the Company’s election. Interest payments are made quarterly. In June 2018, the Company repurchased $60.0 million of face value of the Convertible Notes for $51.0 million in cash plus accrued but unpaid interest using funds received from the issuance of the Company’s Senior Secured Notes Due 2024. The gain was accounted for as a debt modification with the gain applied to the modified debt. In October 2018, the Company repurchased $8.6 million of face value of the Convertible Notes for $7.1 million in cash plus accrued but unpaid interest. The gain on this repurchase of $1.4 million was accounted for as an extinguishment of debt and recorded on the income statement as a gain on extinguishment of debt.

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

Future estimated payments, including interest, on all of the Company’s indebtedness as of March 31, 2019 are as follows (in thousands):

2019 (remaining 9 months)	$16,724
2020	197,374
2021	36,131
2022	41,299
2023	37,789
Thereafter	17,611
$346,928

Cardiovascular Outcomes Trial

As a condition of FDA granting approval to commercialize Qsymia in the U.S., the Company agreed to complete certain post-marketing requirements. One requirement was to perform a cardiovascular outcomes trial (“CVOT”) on Qsymia. The cost of a CVOT is estimated to be between $180 million and $220 million incurred over a period of approximately five years. The Company is in dialogue with FDA to determine a pathway to provide FDA with information to support the safety of Qsymia in a more cost-effective manner. To date, the Company has not incurred expenses related to the CVOT.

15. NET LOSS PER SHARE

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

As the Company recognized a net loss for each of the three-month periods ended March 31, 2019 and 2018, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. Awards and options which were not included in the computation of diluted net loss per share because the effect would be anti-dilutive were 2,784,000 and 1,673,000, respectively, for the three months ended March 31, 2019 and 2018.

16. INCOME TAXES

For the three months ended March 31, 2019, the Company recorded a benefit from income taxes of $8,000. For the three months ended March 31, 2018, the Company recorded a provision of $12,000. The benefit and provision for income taxes for each of the periods was primarily comprised of state taxes during the period.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets in the United States as of March 31, 2019. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

As of March 31, 2019, the Company’s unrecognized tax benefits were related to federal and California research and development credits which result in an unrecognized tax benefit balance of $94,000. The Company does not expect to have any other significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, certain tax years remain open to tax audit. The Company’s policy is to recognize interest and penalties related to uncertain tax positions (if any) as a component of the income tax provision.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other changes is an interest expense deduction limitation effective January 1, 2018. For the periods ending March 31, 2019 and 2018, the Company estimated $7.7 million and $12.1 million, respectively, of non-deductible accrued interest expense in the forecasted taxable income calculation.

On January 1, 2019, the Company adopted Accounting Standards Update 2016-02, Leases (Topic 842). See Note 12. The Company has evaluated the income tax effect from the adoption of this standard and has determined that there is no material impact to the tax provision.

17. LEGAL MATTERS

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

•	our ability to sell through the Qsymia retail pharmacy network;
•	the impact of promotional programs for Qsymia on our net product revenue and net income (loss) in future periods;
•	our ability to ensure that the entire supply chain for Qsymia timely, efficiently and consistently delivers Qsymia to our customers and partners;
•	our ability to accurately forecast Qsymia demand;
•	our, or our current or potential partners’, ability to successfully seek and gain approval for Qsymia in territories outside the U.S.;
•	the timing of initiation and completion of the post-approval clinical studies required as part of the approval of Qsymia by the U.S. Food and Drug Administration (“FDA”);
•	the response from FDA to any data and/or information relating to post-approval clinical studies required for Qsymia;
•	our ability to work with FDA to significantly reduce or remove the requirements of the clinical post-approval cardiovascular outcomes trial (“CVOT”);
•	the impact of the indicated uses and contraindications contained in the Qsymia label and the Risk Evaluation and Mitigation Strategy (“REMS”) requirements;
•	the impact of any possible future requirement to provide further analysis of previously submitted clinical trial data;
•

our dialog with the European Medicines Agency (“EMA”) relating to the U.S.-based CVOT for Qsymia, and the resubmission of an application for the grant of a marketing authorization to EMA, the timing and scope of such resubmission, if any, the results of any required CVOT, the assessment by EMA of the application for marketing authorization, and their agreement with the data from any required CVOT and ultimately the decision of the European Commission whether to grant marketing authorization for Qsymia in the EU;

Risks and uncertainties related to PANCREAZE (pancrelipase):

•	our ability to maintain the relationship with the sole manufacturer for PANCREAZE;
•	our ability to accurately forecast PANCREAZE demand;
•	our ability to maintain a satisfactory level of PANCREAZE inventory;
•	risks and uncertainties related to the timing, strategy, tactics and success of the marketing and sales of PANCREAZE;

•	our ability to successfully maintain and increase market share against current competing products and potential competitors that may develop alternative formulations of the drug;
•	the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand;

Risks and uncertainties related to STENDRA® (avanafil) or SPEDRA™ (avanafil):

•	our ability to manage the supply chain for STENDRA/SPEDRA for our current or potential commercial collaborators;
•	risks and uncertainties related to the timing, strategy, tactics and success of the launches and commercialization of STENDRA/SPEDRA by our current or potential collaborators;
•

our ability to successfully complete, on acceptable terms and on a timely basis, avanafil partnering discussions for territories under our license with Mitsubishi Tanabe Pharma Corporation in which we do not have a commercial collaboration partner;

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
•

other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”) including those set forth in this filing as “Part II. Item 1A. Risk Factors.”

When we refer to “we,” “our,” “us,” the “Company” or “VIVUS” in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 26, 2019 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

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

Business Strategy

Early in 2018, we announced that we would focus our strategy on building a portfolio of cash flow generating assets to leverage our expertise in commercializing specialty pharmaceutical assets. In June 2018, we completed the first acquisition under this strategy as we acquired all product rights for PANCREAZE® (pancrelipase) in the United States and PANCREASE® MT in Canada for $135.0 million in cash from Janssen Pharmaceuticals. PANCREAZE is a prescription medicine used to treat people who cannot digest food normally because their pancreas does not make enough enzymes due to cystic fibrosis or other conditions. We believe we can support PANCREAZE in the U.S. market by leveraging our existing commercial infrastructure and expanding it to include up to 10 additional sales representatives in the U.S. and up to two sales representatives in Canada focused on gastro-intestinal and cystic fibrosis physicians. We expect to build a small commercial presence in Canada to support PANCREASE MT, the trade name for pancrelipase in Canada.

In April 2018, we announced the acquisition of Willow Biopharma Inc. (“Willow”). With this acquisition, we announced the addition of three new members to our senior leadership team. John Amos was named our new Chief Executive Officer and a member of the VIVUS Board of Directors. Kenneth Suh continued as President and Chief Executive Officer of Willow until being named President of VIVUS in August 2018. M. Scott Oehrlein was named to the newly created position of Chief Operations Officer of VIVUS. These three individuals have a strong track record of building successful cash flow positive businesses organically and through product acquisition. In combination with the other current members of the senior leadership team, we believe that we are well positioned to continue to successfully execute on our business strategy.

In April 2018, we entered into a note purchase agreement (the “Note Purchase Agreement”) with affiliates of Athyrium Capital Management (“Athyrium”) for the issuance and sale of up to $110.0 million of 10.375% senior secured notes due 2024 to be issued substantially concurrently with the consummation of the PANCREAZE acquisition. The Note Purchase Agreement also allows up to an additional $10.0 million of 10.375% senior secured notes due 2024 to be issued at our option within 12 months of the initial issue date, subject to certain conditions. Notes in the amount of $110.0 million were issued in June 2018. Concurrent with the issuance of the initial notes, we issued warrants to purchase 0.3 million shares of our common stock to the note holders. Additionally, concurrent with the issuance of the senior secured notes, we repurchased Convertible Notes held by Athyrium, with a face value of $60.0 million, at a discount to par plus accrued interest. In October 2018, we settled a purchase of approximately $8.6 million outstanding principal amount of our Convertible Notes for approximately $7.1 million plus accrued interest. We continue our evaluation of alternatives for addressing our remaining $181.4 million of Convertible Notes. See the Liquidity and Capital Resources section below for a further discussion.

Commercial Products

Qsymia

FDA approved Qsymia in July 2012 as an adjunct to a reduced calorie diet and increased physical activity for chronic weight management in adult obese or overweight patients in the presence of at least one weight related comorbidity, such as hypertension, type 2 diabetes mellitus or high cholesterol, or dyslipidemia. Qsymia incorporates a proprietary formulation combining low doses of the active ingredients from two approved drugs, phentermine and topiramate. Although the exact mechanism of action is unknown, Qsymia is believed to suppress appetite and increase satiety, or the feeling of being full, the two main mechanisms that impact eating behavior.

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

In September 2017, we entered into a license and commercialization agreement (the “Alvogen License Agreement”) and a commercial supply agreement (the “Alvogen Supply Agreement”) with Alvogen Malta Operations (ROW) Ltd (“Alvogen”). Under the terms of the Alvogen License Agreement, Alvogen will be solely responsible for obtaining and maintaining regulatory approvals for all sales and marketing activities for Qsymia in South Korea. We received an upfront payment of $2.5 million in September 2017 and are eligible to receive additional payments upon Alvogen achieving marketing authorization, commercial launch and reaching a sales milestone. Additionally, we will receive a royalty on Alvogen’s Qsymia net sales in South Korea. Under the Alvogen Supply Agreement, we will supply product to Alvogen on an exclusive basis.

PANCREAZE

Since its approval, PANCREAZE has been commercialized by Janssen. In June 2018, we acquired the commercial rights to PANCREAZE and PANCREASE MT in the U.S. and Canada. In connection with the acquisition of PANCREAZE, we and Janssen also entered into transition services agreements pursuant to which Janssen and a Canadian affiliate of Janssen will provide certain transition services to us in the U.S. and Canada as we transition to full control over the PANCREAZE supply chain, beginning in the first quarter of 2019. In the first quarter of 2019, we relaunched PANCREAZE by leveraging our existing commercial infrastructure and expanding it to include 10 additional contract sales representatives in the U.S. and up to two sales representatives in Canada focused on gastro-intestinal and cystic fibrosis physicians.

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

We are currently in discussions with potential collaboration partners to develop, market and sell STENDRA/SPEDRA for territories in which we do not currently have a commercial collaboration, including Africa, the Middle East, Turkey, Russia, Mexico and Central America.

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

The current medical therapies for PAH involve endothelin receptor antagonists, PDE5 inhibitors, prostacyclin analogues, selective prostaglandin I2 receptor agonists, and soluble guanate cyclase stimulators, which aim to reduce symptoms and improve quality of life. All currently approved products treat the symptoms of PAH, but do not address the underlying disease. We believe that tacrolimus can be used to enhance bone morphogenetic protein receptor type 2 (“BMPR2”) signaling, which is reduced in PAH patients, and may therefore address a fundamental cause of PAH.

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

Tacrolimus for the treatment of PAH has received Orphan Drug Designation from FDA in the U.S. and the EU on the basis of a scientific opinion adopted by the Committee for Orphan Medicinal Products of the European Medicines Agency in the EU. We are focusing on the development of a proprietary oral formulation of tacrolimus to be used in a clinical development program and, if approved, for commercial use. We anticipate filing an IND with FDA and completing the development of our proprietary formulation of tacrolimus in 2018. We are currently seeking alternatives for financing the development of tacrolimus.

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

Our significant accounting policies are more fully described in Note 1 to our audited consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 26, 2019. There have been no changes to our significant accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2018 with the exception of accounting for leases as follows.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases which modifies the accounting by lessees for all leases with a term greater than 12 months. This standard requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. we adopted this standard on January 1, 2019. Our only significant lease is our operating lease for our corporate headquarters, although we have several smaller leases, including financing leases for our automobile fleet and copiers. At the time of adoption, we recorded the following amounts (in thousands):

	Right-of-Use Asset	Current Portion of Lease Liability	Lease Liability, Net of Current Portion	Current Portion of Deferred Rent	Deferred Rent, Net of Current Portion	Accumulated Deficit
Operating leases	$1,201	$512	$1,017	$(94)	$(234)	$—
Financing leases	329	131	188	—	—	10
Total	$1,530	$643	$1,205	$(94)	$(234)	$10

RESULTS OF OPERATIONS

Revenues

	Three Months Ended March 31,		Increase/
(in thousands, except for percentages)	2019	2018	(Decrease)
Qsymia—Net product revenue	$8,423	$9,632	(13)%
PANCREAZE - Net product revenue	5,074	—	N/A
Supply revenue	1,604	1,683	(5)%
STENDRA/SPEDRA royalty revenue	475	585	(19)%
PANCREAZE royalty revenue	570	—	N/A
Total revenue	$16,146	$11,900	36%

Net product revenue

Shipments and prescriptions for net product revenue consisted of the following:

	Three Months Ended March 31,		Increase/
(in thousands, except for percentages)	2019	2018	(Decrease)
Qsymia units shipped to wholesalers	75	83	(10)%
Qsymia prescriptions dispensed	82	92	(11)%
PANCREAZE units shipped	26	—	N/A

The decrease in Qsymia net product revenue is due primarily to decreases in script volumes and supply chain management by wholesalers. We anticipate a continuation of the volatility in the timing of Qsymia sales due to the variable nature of the anti-obesity market, and we expect to see increases in scripts and shipments in the second half of 2019 as a result of our implementation of the direct-to-patient distribution model and other marketing efforts. PANCREAZE net product revenue was negatively impacted in the first quarter of 2019 by higher wholesaler fees as we took over supply chain management and additional gross-to-net reductions related to promotional strategies, including the issuance of discount coupons. We anticipate that future PANCREAZE product revenue will fluctuate from period to period based on our wholesalers’ management of the supply chain and the impact of our relaunch efforts. Also, we anticipate that future PANCREAZE net product revenue will continue to be negatively impacted by higher wholesaler fees as we transitioned to full control over the supply chain by the end of the first quarter of 2019 and by potential future promotional strategies, including coupon programs.

License and milestone revenue

License and milestone revenues are dependent on the timing of entering into new collaborations and the timing of our collaborators meeting or being reasonably certain of meeting certain milestone events. As a result, our license and milestone revenue will fluctuate materially between periods.

Supply revenue

The decrease in supply revenue in 2019 as compared to 2018 is due to the timing of orders from our commercialization partners. We supply STENDRA/SPEDRA to our collaborations partners on a cost-plus basis. The variations in supply revenue are a result of the timing of orders placed by our partners and may or may not reflect end user demand for STENDRA/SPEDRA. The timing of purchases by our commercialization partners will be affected by, among other items, their minimum purchase commitments, end user demand, and distributor inventory levels. As a result, supply revenue has and will continue to fluctuate materially between reporting periods.

Royalty revenue

We record royalty revenue related to Canadian sales of PANCREASE MT and sales of STENDRA/SPEDRA based on reports provided by our partners. Once we take over operations for Canadian sales for PANCREASE MT, including ownership of the Canadian inventory, we expect that net sales of PANCREASE MT will be recorded as net product revenue with costs recorded as cost of goods sold. We expect STENDRA/SPEDRA royalty revenue in 2019 to remain relatively consistent. In addition, we expect royalty revenue from Canadian PANCREASE MT sales to remain relatively consistent until we assume commercial responsibility in mid 2019.

Cost of goods sold

	Three Months Ended March 31,
	2019								2018
(In thousands, except percentages)	Qsymia		PANCREAZE		STENDRA/ SPEDRA		Total		Qsymia		STENDRA/ SPEDRA		Total
Net product revenue	$8,423		$5,074		$—		$13,497		$9,632		$—		$9,632
Supply revenue	—		—		1,604		1,604		—		1,683		1,683
Total product and supply revenue	8,423	100%	$5,074	100%	$1,604	100%	$15,101	100%	$9,632	100%	$1,683	100%	$11,315	100%

Cost of goods sold (excluding amortization)	1,382	16%	$1,461	29%	$1,465	91%	$4,308	29%	$1,044	11%	$1,586	94%	$2,630	23%
Amortization of intangible assets	91	1%	3,547	70%	—	0%	3,638	24%	91	1%	—	0%	$91	1%
Total cost of goods sold	1,473	17%	$5,008	99%	$1,465	91%	$7,946	53%	$1,135	12%	$1,586	94%	$2,721	24%

	$6,950	83%	$66	1%	$139	9%	$7,155	47%	$8,497	88%	$97	6%	$8,594	76%

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

Selling, general and administrative expense

	Three Months Ended March 31,		Increase/
(In thousands, except percentages)	2019	2018	(Decrease)
Selling and marketing	$4,534	$4,279	6%
General and administrative	5,284	5,789	(9)%
Total selling, general and administrative expenses	$9,818	$10,068	(2)%

The increase in selling and marketing expenses for the three months ended March 31, 2019, compared to the same periods in 2018, was due primarily to commercialization efforts for PANCREAZE, including additions to our sales force to support the relaunch in the first quarter of 2019 and promotional activities. Selling and marketing expenses are expected to remain stable in future quarters.

The decrease in general and administrative expenses in the three months ended March 31, 2019 compared to the same periods in 2018 was primarily due to lower business development efforts in 2019 compared to 2018. General and administrative expenses could fluctuate significantly on a quarterly basis due to the timing of activities within our business strategy review.

Research and development expense

	Three Months Ended March 31,		Increase/
Drug Indication/Description	2019	2018	(Decrease)
(In thousands, except percentages)
Qsymia	$692	$19	3,542%
STENDRA	41	49	(16)%
PANCREAZE	642	—	N/A
VI-0106	25	561	(96)%
Share-based compensation	55	81	(32)%
Overhead costs*	1,014	693	46%
Total research and development expenses	$2,469	$1,403	76%

*Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

The increase in total research and development expenses in the three months ended March 31, 2019 as compared to the same period in 2018 was primarily due to higher spending for our Qsymia adolescent safety and efficacy study (OB-403) as we get ready to enroll our first patients. Additionally, we have increased spending related to post marketing requirements assumed as part of the acquisition of PANCREAZE last June. Our spending to develop tacrolimus for the treatment of PAH experienced a temporary decrease due to the timing of development activities. We expect research and development expenses to continue to remain stable over the remaining nine months in 2019.

Interest expense and other expense, net

Interest expense and other expense, net for the three months ended March 31, 2019 was $3.9 million compared to $8.3 million for the three months ended March 31, 2018. The decrease in 2019 is due to the paydown of debt in 2018, partially offset by the additional debt issued in June 2018. Interest expense and other expense, net consists primarily of interest expense and the amortization of issuance costs from our convertible notes and senior secured notes and the amortization of the debt discount on the convertible notes. Other expense and income were not significant. We expect interest and other expense (income) for the remainder of 2019 to remain consistent. We expect to make annual interest payments of $19.6 million in 2019 on our convertible and senior secured notes.

Provision for (benefit from) income taxes

For the three months ended March 31, 2019, we recorded a benefit from income taxes of $8,000, compared to a provision for income taxes of $12,000 for the three months ended March 31, 2018. The provision and benefit for income taxes for both of the periods is primarily comprised of state taxes during the period.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on our deferred tax assets in the U.S. as of March 31, 2019. Should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Cash, cash equivalents and available-for-sale securities totaled $104.7 million at March 31, 2019, as compared to $111.2 million at December 31, 2018. The decrease was primarily due to net cash used for operating activities and debt servicing during the period.

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

Accounts receivable (net of allowance for cash discounts) at March 31, 2019, was $24.6 million, as compared to $25.6 million at December 31, 2018. Currently, we have not recorded any reserves related to the collectability of accounts receivable.

Summary Cash Flows

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash provided by (used for):
Operating activities	$(6,940)	$(11,988)
Investing activities	(450)	26,991
Financing activities	—	(4,590)

Operating Activities.  For the three months ended March 31, 2019, cash used for operating activities resulted from our net loss as adjusted for non-cash items, including the decrease in deferred revenue, partially offset by decreases in accounts receivable and inventories and a decrease in accounts payable. For the three months ended March 31, 2018, cash used for operating activities resulted from our net loss as adjusted for non-cash items, including the decrease in deferred revenue, in addition to an increase in inventories and a decrease in accounts payable

Investing Activities.  Cash used for investing activities for the three months ended March 31, 2019 resulted primarily from the net purchases from sales and maturities of our investment securities. Cash used or provided by investing activities for the three months ended March 31, 2018 primarily related to the purchases and maturities of investment securities. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturities of these investment securities

Financing Activities.  Cash used for financing activities for the three months ended March 31, 2018 primarily related to our repayments of $4.6 million under the Senior Secured Notes

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs at least for the next twelve months. However, we anticipate that we may require additional funding to service our existing debt, pursue development and commercial opportunities, which could come in the form of a license, a co-development agreement, a merger or acquisition or in some other form, or to create a pathway for centralized approval of the marketing authorization application for Qsymia in the EU, conduct post-approval clinical studies for Qsymia, conduct non-clinical and clinical research and development work to support regulatory submissions and applications for our current and future investigational drug candidates, finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, to fund operating expenses and manufacture quantities of our investigational drug candidates and to make payments under our existing license agreements and supply agreements. Specifically, $181.4 million of our convertible senior notes become due in May 2020.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences pursuant to indemnification agreements, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, stockholder suits and tax matters and as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of March 31, 2019.

Contractual Obligations

During the three months ended March 31, 2019, there were no material changes to our contractual obligations described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, filed with the SEC on February 26, 2019, other than the fulfillment of existing obligations in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Interest Rate Risk

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements and foreign currency exchange risk. Our cash, cash equivalents and available-for-sale securities as of March 31, 2019, consisted primarily of money market funds, U.S. Treasury securities and corporate debt securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our market risk associated with interest rate movements is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at March 31, 2019, by approximately $0.5 million. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

A portion of our operations consist of revenues from outside of the United States, some of which are denominated in Euros, and, as such, we have foreign currency exchange exposure for these revenues and associated accounts receivable. Future fluctuations in the Euro exchange rate may impact our revenues and cash flows.

ITEM 4. CONTROLS AND PROCEDURES

(a.) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the timelines specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our success will depend on our ability and that of our current or future collaborators to effectively and profitably commercialize Qsymia, PANCREAZE and STENDRA/SPEDRA, which will include our ability to:

•	expand the use of Qsymia through targeted patient and physician education;
•	obtain marketing authorization by the EC for Qsymia in the EU;
•	manage our alliances with MTPC, Menarini and Metuchen to help ensure the commercial success of avanafil and the efficiency of our supply chain with Sanofi;
•	manage costs;
•	improve third-party payor coverage, lower out-of-pocket costs to patients with discount programs, and obtain coverage for obesity under Medicare Part D;
•	create market demand for Qsymia through patient and physician education, marketing and sales activities;
•	achieve market acceptance and generate product sales;
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

If we are unable to successfully produce and commercialize Qsymia, PANCREAZE and/or STENDRA/SPEDRA, our ability to generate product sales will be severely limited, which will have a material adverse impact on our business, financial condition, and results of operations.

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

If we are unable to successfully develop, produce, launch and commercialize tacrolimus, our ability to generate product sales will be severely limited, which will have a material adverse impact on our business, financial condition, and results of operations.

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

•

our collaborators may experience financial, regulatory or operational difficulties, which may impair their ability to commercialize our drug products and fulfill their contractual obligations, including satisfying their minimum purchase requirements;

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

•	legal disputes or disagreements may occur with one or more of our collaborators or between our collaborators and our suppliers or former collaborators;
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

If any of our collaboration partners fail to successfully commercialize Qsymia or STENDRA/SPEDRA or fulfill their contractual obligations, our business may be negatively affected and we may receive limited or no revenues under our agreements with them.

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

In order to market products in many foreign jurisdictions, we, or our partners, must obtain separate regulatory approvals. Approval by FDA in the U.S. does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. For example, while our drug STENDRA/SPEDRA has been approved in both the U.S. and the EU, our drug Qsymia has been approved in the U.S. but was denied a marketing authorization by the EC due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsymia would not have been indicated. We intend to seek approval, either directly or through our collaboration partners, for Qsymia and STENDRA in other territories outside the U.S. and the EU. However, we have had limited interactions with foreign regulatory authorities, having relied in large part on third parties to lead any such interactions, and the approval procedures vary among countries and can involve additional clinical testing. Foreign regulatory approvals may not be obtained, by us or our collaboration partners responsible for obtaining approval, on a timely basis, or at all, for any of our products. The failure to receive regulatory approvals in a foreign country would prevent us from marketing and commercializing our products in that country, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our write-down for excess and obsolete inventory is subjective and requires forecasting of the future market demand for our products. Forecasting demand for Qsymia, a drug in the obesity market in which there had been no new FDA-approved medications in over a decade prior to 2012, and for which reimbursement from third-party payors had previously been non-existent, has been difficult. PANCREAZE has a short shelf life and forecasting both the amounts and the timing of demand for PANCREAZE is difficult. Forecasting demand for STENDRA/SPEDRA, a drug that is new to a crowded and competitive market and has limited sales history, is also difficult. We will continue to evaluate our inventories on a periodic basis. The value of our inventories could be impacted if actual sales differ significantly from our estimates of future demand, if any significant unanticipated changes in future product demand or market conditions occur or if our collaborators fail to satisfy their minimum purchase obligations. Any of these events, or a combination thereof, could result in additional inventory write-downs in future periods, which could be material.

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

If we are unable to maintain or enter into agreements with suppliers or our suppliers fail to supply us with the APIs for our products, bulk products or finished products or if we rely on single-source suppliers, we may experience delays in commercializing our products.

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

Sanofi Chimie manufactures and supplies the API for avanafil on an exclusive basis in the U.S. and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. Sanofi Winthrop Industrie manufactures and supplies the avanafil tablets on an exclusive basis in the U.S. and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. We have entered into supply agreements with Menarini and Metuchen under which we are obligated to supply them with avanafil tablets. If we are unable to maintain a reliable supply of avanafil API from Sanofi Chimie or tablets from Sanofi Winthrop Industrie or if our collaborators fail to satisfy their minimum purchase obligations, we may be unable to satisfy our obligations under these supply agreements in a timely manner or at all, and we may, as a result, be in breach of one or both of these agreements.

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

Qsymia, PANCREAZE and STENDRA/SPEDRA may not gain or increase market acceptance among physicians, patients, healthcare payors or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from such drugs will depend on a number of factors, including:

•	our ability to expand the use of Qsymia through targeted patient and physician education;
•	our ability to find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience;
•	our ability to obtain marketing authorization by the EC for Qsymia in the EU;
•	contraindications for Qsymia and STENDRA/SPEDRA;
•	our ability to increase market acceptance for and use of PANCREAZE;
•	competition and timing of market introduction of competitive drugs;
•	quality, safety and efficacy in the approved setting;
•	prevalence and severity of any side effects, including those of the components of our drugs;
•	emergence of previously unknown side effects, including those of the generic components of our drugs;
•	results of any post-approval studies;
•	potential or perceived advantages or disadvantages over alternative treatments, including generics;
•	the relative convenience and ease of administration and dosing schedule;
•	the convenience and ease of purchasing the drug, as perceived by potential patients;
•	strength of sales, marketing and distribution support;
•	price, both in absolute terms and relative to alternative treatments;
•	the effectiveness of our or our current or any future collaborators’ sales and marketing strategies;
•	the effect of current and future healthcare laws;
•	availability of coverage and reimbursement from government and other third-party payors;
•	the level of mandatory discounts required under federal and state healthcare programs and the volume of sales subject to those discounts;
•	recommendations for prescribing physicians to complete certain educational programs for prescribing drugs;
•	the willingness of patients to pay out-of-pocket in the absence of government or third-party coverage; and
•	product labeling, product insert, or new REMS or post-market safety study or trial requirements of FDA or other regulatory authorities.

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

Upon receiving approval to market Qsymia, FDA required that we perform additional studies of Qsymia including a cardiovascular outcome trial (“CVOT”). We estimate the cost of a CVOT as currently designed to be between $180.0 million and $220.0 million incurred over a period of approximately five years. We have held several meetings with FDA to discuss alternative strategies for obtaining cardiovascular (“CV”) outcomes data that would be substantially more feasible and that ensure timely collection of data to better inform on the CV safety of Qsymia. In September 2013, we submitted a request to the EMA for Scientific Advice, a procedure similar to the U.S. Special Protocol Assessment process, regarding use of a pre-specified interim analysis from the CVOT to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease. Our request was to allow this interim analysis to support the resubmission of an application for a marketing authorization for Qsymia for treatment of obesity in accordance with the EU centralized marketing authorization procedure. We received feedback in 2014 from the EMA and the various competent authorities of the EU Member States. We worked with cardiovascular and epidemiology experts in exploring alternate solutions to demonstrate the long-term cardiovascular safety of Qsymia. After reviewing a summary of Phase 3 data relevant to CV risk and post-marketing safety data, the cardiology experts noted that they believe there was an absence of an overt CV risk signal and indicated that they did not believe a randomized placebo-controlled CVOT would provide additional information regarding the CV risk of Qsymia. The epidemiology experts maintained that a well-conducted retrospective observational study could provide data to further inform on potential CV risk. We worked with the expert group to develop a protocol and conduct a retrospective observational study. We have submitted information from this study to FDA in support of a currently pending supplemental New Drug Application (“sNDA”) seeking changes to the Qsymia label. Although we and consulted experts believe there is no overt signal for CV risk to justify the CVOT, we are committed to working with FDA to reach a resolution that provides FDA with additional CV safety data. There is no assurance, however, that FDA will accept any measures short of those specified in the CVOT to satisfy this requirement.

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

•

numerous U.S. federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and protection of personal information. Other countries also have, or are developing, laws governing the collection, use, disclosure and protection of personal information. The GDPR, for example, is an EU-wide regulation that imposes restrictions on the processing (e.g., collection, use, disclosure) of personal data and that also imposes strict restrictions on the transfer of personal data out of the EU to the U.S. In addition, most healthcare providers who prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 and by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) which are collectively referred to as “HIPAA.” We are not a HIPAA-covered entity and we do not operate as a business associate to any covered entities. Therefore, the HIPAA privacy and security requirements do not apply to us (other than potentially with respect to providing certain employee benefits). However, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting and/or conspiring to commit a violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing amount of focus on privacy and data security issues with the potential to affect our business. These privacy and data security laws and regulations could increase our cost of doing business, and failure to comply with these laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business;

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

We expect that our existing capital resources combined with future anticipated cash flows will be sufficient to support our operating activities at least through the next twelve months. However, we anticipate that we will be required to obtain additional financing to fund our commercialization efforts, additional clinical studies for approved products, the development of our research and development pipeline and the servicing requirements of our debt. Our future capital requirements will depend upon numerous factors, including:

•	our ability to expand the use of Qsymia and PANCREAZE;
•	the costs associated with the integration of PANCREAZE operations;
•	the costs to commercialize PANCREAZE;

•	our ability to obtain marketing authorization by the EC for Qsymia in the EU and other territories;
•	our ability to manage costs;
•	the cost required to maintain the REMS program for Qsymia;
•	the cost, timing and outcome of the post-approval clinical studies FDA has required us to perform as part of the approval for Qsymia;
•	our ability, along with our collaboration partners, to successfully produce and commercialize STENDRA/SPEDRA;
•	our ability to successfully commercialize STENDRA/SPEDRA through a third party in other territories in which we do not currently have a commercial collaboration;
•	the progress and costs of our research and development programs;
•	the costs associated with obtaining, developing and marketing any new development assets;
•	the scope, timing, costs and results of pre-clinical, clinical and retrospective observational studies and trials;
•	the cost of access to electronic records and databases that allow for retrospective observational studies;
•	patient recruitment and enrollment in future clinical trials;
•	the costs involved in seeking regulatory approvals for future drug candidates;
•	the costs involved in filing and pursuing patent applications, defending and enforcing patent claims;
•	the establishment of collaborations, sublicenses and strategic alliances and the related costs, including milestone payments;
•	the cost of manufacturing and commercialization activities and arrangements;
•	the level of resources devoted to our future sales and marketing capabilities;
•	the cost, timing and outcome of litigation, if any;
•	the impact of healthcare reform, if any, imposed by the federal government; and
•	the activities of competitors.

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

As of March 31, 2019, we have $181.4 million in 4.5% Convertible Senior Notes due May 1, 2020, which we refer to as the Convertible Notes. The Convertible Notes are convertible into approximately 1,683,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 6.73038 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $148.58 per share, subject to adjustment under certain conditions. On October 8, 2015, IEH Biopharma LLC, a subsidiary of Icahn Enterprises L.P., announced that it had received tenders for $170,165,000 of the aggregate principal amount of our Convertible Notes in its previously announced cash tender offer for any and all of the outstanding Convertible Notes. The Convertible Notes are convertible at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. Investors in our common stock will be diluted to the extent the Convertible Notes are converted into shares of our common stock, rather than being settled in cash.

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

At March 31, 2019, we had $104.7 million in cash, cash equivalents and available-for-sale securities. While at March 31, 2019, our excess cash balances were invested in money market, U.S. Treasury securities and corporate debt securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. Treasury securities or corporate debt securities as of March 31, 2019. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

We have an accumulated deficit of $888.5 million as of March 31, 2019, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $888.5 million for the period from our inception through March 31, 2019, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

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

The market price of our common stock has been volatile and is likely to continue to be so. The market price of our common stock may fluctuate due to factors including, but not limited to:

•	our ability to meet the expectations of investors related to the production and commercialization of Qsymia, PANCREAZE and STENDRA;

•	our ability to find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience;
•	our ability to obtain marketing authorization for our products in foreign jurisdictions, including authorization from the EC for Qsymia in the EU;
•	the costs, timing and outcome of post-approval clinical studies which FDA has required us to perform as part of the approval for Qsymia and STENDRA;
•	the cost required to maintain the REMS program for Qsymia;
•	results within the clinical trial programs for Qsymia and STENDRA or other results or decisions affecting the development of our investigational drug candidates;
•	announcements of technological innovations or new products by us or our competitors;
•	approval of, or announcements of, other anti-obesity compounds in development;
•	publication of generic drug combination weight loss data by outside individuals or companies;
•	actual or anticipated fluctuations in our financial results;
•	our ability to obtain needed financing;
•	sales by insiders or major stockholders;
•	economic conditions in the U.S. and abroad;
•	the volatility and liquidity of the financial markets;
•	comments by or changes in assessments of us or financial estimates by security analysts;
•	negative reports by the media or industry analysts on various aspects of our products, our performance and our future operations;
•	the status of the CVOT and our related discussions with FDA;
•	adverse regulatory actions or decisions;
•	any loss of key management;
•	deviations in our operating results from the estimates of securities analysts or other analyst comments;
•	discussions about us or our stock price by the financial and scientific press and in online investor communities;
•	trading activity by highly technical investors utilizing sophisticated algorithms and high frequency trading;
•	investment activities employed by short sellers of our common stock;
•	developments or disputes concerning patents or other proprietary rights;
•	reports of prescription data by us or from independent third parties for our products;
•	licensing, product, patent or securities litigation; and
•	public concern as to the safety or efficacy of our drugs or future investigational drug candidates developed by us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

VIVUS, INC.

INDEX TO EXHIBITS

1.	2.	3.
EXHIBIT NUMBER		DESCRIPTION

3.1(1)		Restated Certificate of Incorporation of the Registrant, as amended and restated through September 10, 2018.

3.2(2)		Amended and Restated Bylaws of the Registrant, as further amended.

3.3(3)		Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(4)		Specimen Common Stock Certificate of the Registrant.

4.2(5)		Amended and Restated Preferred Stock Rights Agreement dated as of November 9, 2016, between the Registrant and Computershare Trust Company, N.A.

4.3(6)		Indenture dated as of May 21, 2013, by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee.

4.4(7)		Form of 4.50% Convertible Senior Note due May 1, 2020 (included in Exhibit 4.3).

4.5(8)		Warrant to Purchase Shares of Common Stock issued to Torreya Capital, LLC dated February 23, 2018.

4.6(9)		Indenture, dated as of June 8, 2018, among the Registrant, the other guarantors from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent.

4.7(10)		Form of 2024 Note (included in Exhibit 4.6).

4.8(11)		Form of Athyrium Warrant, dated as of June 8, 2018.

4.9(12)#	Form of Warrant to be issued by the Registrant to certain shareholders of Willow Biopharma Inc.

4.10(13)	First Supplemental Indenture, dated as of October 11, 2018, among the Registrant, as issuer and U.S. Bank National Association, as trustee and collateral agent.

10.1*	Amendment No. 4 to Collateral Agreement dated as of March 20, 2019 between the Registrant and U.S. Bank National Association, as trustee and collateral agent.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes.

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

Date: April 30, 2019	VIVUS, Inc.

/s/ John P. Amos
John P. Amos
Chief Executive Officer

/s/ Mark K. Oki
Mark K. Oki
Senior Vice President, Chief Financial Officer and Chief Accounting Officer