Form 10-Q
period 2019-06-30
VIVUS INC
filed 2019-08-06
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock	VVUS	The Nasdaq Global Select Market
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

At July 31, 2019,  10,642,713 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30,	December 31,
	2019	2018
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$25,022	$30,411
Available-for-sale securities	69,344	80,838
Accounts receivable, net	24,568	25,608
Inventories	30,111	23,132
Prepaid expenses and other current assets	6,970	7,538
Total current assets	156,015	167,527
Fixed assets, net	306	341
Right-of-use assets	1,323	—
Intangible and other non-current assets	127,003	134,279
Total assets	$284,647	$302,147
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,800	$8,921
Accrued and other liabilities	34,384	33,044
Deferred revenue	1,205	1,235
Current portion of lease liability	710	—
Current portion of long-term debt	185,384	—
Total current liabilities	225,483	43,200
Long-term debt	107,007	294,446
Deferred revenue, net of current portion	3,738	4,290
Lease liability, net of current portion	894	—
Non-current accrued and other liabilities	—	234
Total liabilities	337,122	342,170
Commitments and contingencies
Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock; $.001 par value; 200,000 shares authorized; 10,643 and 10,636 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	11	11
Additional paid-in capital	841,702	840,751
Accumulated other comprehensive income (loss)	201	(270)
Accumulated deficit	(894,389)	(880,515)
Total stockholders’ deficit	(52,475)	(40,023)
Total liabilities and stockholders’ deficit	$284,647	$302,147

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Net product revenue	$15,104	$13,250	$28,601	$22,882
Supply revenue	1,780	1,042	3,384	2,725
Royalty revenue	1,506	668	2,551	1,253
Total revenue	18,390	14,960	34,536	26,860

Operating expenses:
Cost of goods sold (excluding amortization)	4,377	3,286	8,685	5,916
Amortization of intangible assets	3,638	1,273	7,276	1,364
Sales and marketing	4,607	3,521	9,141	7,800
General and administrative	5,463	8,190	10,747	13,979
Research and development	2,352	2,042	4,821	3,445
Total operating expenses	20,437	18,312	40,670	32,504

Loss from operations	(2,047)	(3,352)	(6,134)	(5,644)

Interest expense and other expense, net	3,880	9,218	7,750	17,567
Loss before income taxes	(5,927)	(12,570)	(13,884)	(23,211)
Provision for income taxes	8	4	—	16
Net loss	$(5,935)	$(12,574)	$(13,884)	$(23,227)

Basic and diluted net loss per share:	$(0.56)	$(1.18)	$(1.31)	$(2.19)
Shares used in per share computation:
Basic and diluted	10,640	10,612	10,639	10,607

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(5,935)	$(12,574)	$(13,884)	$(23,227)
Unrealized gain on securities, net of taxes	222	577	471	100
Translation adjustment	—	1	—	1
Comprehensive loss	$(5,713)	$(11,996)	$(13,413)	$(23,126)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balances, April 1, 2018	10,610	$11	$835,749	$(1,085)	$(854,218)	$(19,543)
Sale of common stock through employee stock purchase plan	5	—	24	—	—	24
Exercise of common stock options for cash	8	—	60	—	—	60
Vesting of restricted stock units	1	—	—	—	—	—
Share-based compensation expense	—	—	1,049	—	—	1,049
Warrants issued for acquisition of PANCREAZE	—	—	828		—	828
Warrants issued in association with the issuance of debt	—	—	1,695		—	1,695
Net unrealized gain on securities	—	—	—	577	—	577
Net loss	—	—	—	—	(12,574)	(12,574)
Balances, June 30, 2018	10,624	11	839,405	(508)	(866,792)	(27,884)

Balances, April 1, 2019	10,637	$11	$841,219	$(21)	$(888,454)	$(47,245)
Sale of common stock through employee stock purchase plan	6	—	16	—	—	16
Share-based compensation expense	—	—	467	—	—	467
Net unrealized gain on securities	—	—	—	222	—	222
Net loss	—	—	—	—	(5,935)	(5,935)
Balances, June 30, 2019	10,643	$11	$841,702	$201	$(894,389)	$(52,475)

Balances, January 1, 2018	10,603	$11	$834,824	$(608)	$(843,565)	$(9,338)
Sale of common stock through employee stock purchase plan	5	—	24	—	—	24
Exercise of common stock options for cash	8	—	60	—	—	60
Vesting of restricted stock units	8	—	—	—	—	—
Share-based compensation expense	—	—	1,974	—	—	1,974
Warrants issued for acquisition of PANCREAZE	—	—	828		—	828
Warrants issued in association with the issuance of debt	—	—	1,695		—	1,695
Net unrealized gain on securities	—	—	—	100	—	100
Net loss	—	—	—	—	(23,227)	(23,227)
Balances, June 30, 2018	10,624	11	839,405	(508)	(866,792)	(27,884)

Balances, January 1, 2019	10,636	$11	$840,751	$(270)	$(880,515)	$(40,023)
Sale of common stock through employee stock purchase plan	6	—	16	—	—	16
Vesting of restricted stock units	1	—	—	—	—	—
Share-based compensation expense	—	—	935	—	—	935
Net unrealized gain on securities	—	—	—	471	—	471
Cumulative effect of accounting change	—	—	—	—	10	10
Net loss	—	—	—	—	(13,884)	(13,884)
Balances, June 30, 2019	10,643	$11	$841,702	$201	$(894,389)	$(52,475)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Operating activities:
Net loss	$(13,884)	$(23,227)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	7,350	1,495
Amortization of debt issuance costs and discounts	(2,055)	10,706
Amortization of discount or premium on available-for-sale securities	(208)	616
Share-based compensation expense	935	1,974
Changes in assets and liabilities:
Accounts receivable	1,040	1,116
Inventories	(7,254)	(2,785)
Prepaid expenses and other assets	775	779
Accounts payable	(5,121)	(5,727)
Accrued and other liabilities	1,563	(2,469)
Deferred revenue	(582)	(609)
Net cash used for operating activities	(17,441)	(18,131)
Investing activities:
Fixed asset purchases	(39)	(34)
Acquisition of PANCREAZE license	—	(135,000)
Purchases of available-for-sale securities	(16,879)	(7,604)
Proceeds from maturity of available-for-sale securities	28,235	40,411
Proceeds from sales of available-for-sale securities	817	60,259
Net cash provided by (used for) investing activities	12,134	(41,968)
Financing activities:
Net proceeds from debt issuance	—	107,991
Repayments of notes payable	—	(57,187)
Principal payments of financing leases	(98)	—
Net proceeds from exercise of common stock options	—	60
Sale of common stock through employee stock purchase plan	16	24
Net cash (used for) provided by financing activities	(82)	50,888
Net decrease in cash and cash equivalents	(5,389)	(9,211)
Cash and cash equivalents:
Beginning of year	30,411	66,392
End of period	$25,022	$57,181

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE  30, 2019

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

VIVUS is a specialty pharmaceutical company with three approved therapies (Qsymia®, PANCREAZE® and STENDRA®/SPEDRA™) and one product candidate in clinical development (VI-0106). Qsymia (phentermine and topiramate extended release) is approved by the U.S. Food and Drug Administration (“FDA”) for chronic weight management. In June 2018, the Company acquired the U.S. and Canadian commercial rights for PANCREAZE (pancrelipase), which is indicated for the treatment of exocrine pancreatic insufficiency due to cystic fibrosis or other conditions. STENDRA (avanafil) is approved by FDA for erectile dysfunction (“ED”), and by the European Commission (“EC”) under the trade name SPEDRA, for the treatment of ED. The Company commercializes Qsymia and PANCREAZE in the U.S. through a specialty sales force supported by an internal commercial team. The Company licenses the commercial rights to STENDRA/SPEDRA in the U.S., EU and other countries and to PANCREAZE in Canada on a transitional basis until the Company begins commercializing it on its own, which it expects to do in the third quarter of 2019. VI-0106 (tacrolimus) is in clinical development and is being studied in patients with pulmonary arterial hypertension (“PAH”).

When reference is made to the “Company” or “VIVUS” in these footnotes, it refers to the Delaware corporation, or VIVUS, Inc., and, unless the context otherwise requires, its California predecessor, as well as all of its consolidated subsidiaries.

Liquidity and Ability to Continue as a Going Concern

At June 30, 2019, the Company’s accumulated deficit was approximately $894.4 million and its cash, cash equivalents and available-for-sale securities were $94.4 million. As of June 30, 2019, the Company had a total of $292.4 million in debt, $181.4 million of which is due May 2020. In addition, at June 30, 2019, the Company was not in compliance with a covenant in the indenture covering its secured debt due 2024 (the “2024 Notes”) related to PANCREAZE net revenues. The Company subsequently received a waiver from the holders of the 2024 Notes (the “consenting noteholders”) with respect to any potential event of default or default that may have resulted from such covenant non-compliance. In connection with the waiver, the Company agreed with the consenting noteholders to use good faith efforts to make certain amendments to the 2024 Notes indenture at a future date (collectively, the “noteholder conditions”), including transferring $60.0 million from the existing 2024 Notes trustee controlled account into a new controlled account that can only be accessed upon prior written consent of the 2024 Notes trustee at the direction of the noteholders. If the Company does not satisfy the noteholder conditions, the consenting noteholders may revoke the waiver, which could result in an event of default. See Note 14 for additional information regarding the Company’s debt.

The Company does not currently have sufficient cash and/or credit facilities in place to address the debt due May 2020 and is actively pursuing funding, which may come through public or private debt or equity financings, collaborations or other available financing sources. Such funding may not be available on acceptable terms, or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, the Company will not be able to continue its operations at its current level and may be required to relinquish rights to certain of its technologies, product candidates or products that it would otherwise seek to develop on its own. It might also be required to delay, reduce the scope of or eliminate one or more of its commercialization or development programs or obtain funds through collaborations with others that are on unfavorable terms. Even if adequate funds become available, the Company may need to raise additional funds in the near future to finance operations and pursue development and commercial opportunities.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company’s coming debt maturities as well as its negative cash flow from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Management has evaluated all events and transactions that occurred after June 30, 2019 through the date these unaudited condensed consolidated financial statements were filed. There were no events or transactions during this period that require recognition or disclosure in these unaudited condensed consolidated financial statements. The condensed consolidated balance sheet data as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

Recent Accounting Pronouncement Adopted

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), which modifies the accounting by lessees for all leases with a term greater than 12 months. This standard requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The Company adopted this standard on January 1, 2019 using the modified retrospective transition method, and as a result did not adjust comparative periods. The Company has one large operating lease for its corporate headquarters and several smaller leases, including financing leases for its automobile fleet and copiers. See Note 12.

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

5)The Company recognizes revenue when (or as) it satisfies a performance obligation

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

Supply Revenue

The Company produces STENDRA/SPEDRA through a contract manufacturing partner and then sells it to the Company’s commercialization partners. The Company is the primary responsible party in the commercial supply arrangements and bears significant risk in the fulfillment of the obligations, including risks associated with manufacturing, regulatory compliance and quality assurance, as well as inventory, financial and credit loss. As such, the Company recognizes supply revenue on a gross basis as the principal party in the arrangements. The Company recognizes supply revenue at the time of shipment and, in the unusual case where the product does not meet contractually-specified product dating criteria at the time of shipment to the partner, the Company records a reserve for estimated product returns. There are no such reserves as of June 30, 2019.

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

Revenue by Source and Geography

Revenue disaggregated by revenue source and by geographic region was as follows (in thousands):

	Three Months Ended June 30,
	2019				2018
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$9,994	$—		$9,994	$11,134	$—		$11,134
PANCREAZE - Net product revenue	5,110	—		5,110	2,116	—		2,116
PANCREAZE - Royalty revenue	—	987		987	—	74		74
STENDRA/SPEDRA—Supply revenue	—	1,780		1,780	525	517		1,042
STENDRA/SPEDRA—Royalty revenue	—	519		519	—	594		594
Total revenue	$15,104	$3,286	(1)	$18,390	$13,775	$1,185	(2)	$14,960

	Six Months Ended June 30,
	2019				2018
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$18,417	$—		$18,417	$20,766	$—		$20,766
PANCREAZE - Net product revenue	10,184	—		10,184	2,116	—		2,116
PANCREAZE - Royalty revenue	—	1,557		1,557	—	74		74
STENDRA/SPEDRA—Supply revenue	—	3,384		3,384	1,071	1,654		2,725
STENDRA/SPEDRA—Royalty revenue	—	994		994	—	1,179		1,179
Total revenue	$28,601	$5,935	(3)	$34,536	$23,953	$2,907	(4)	$26,860

(1)	$2.3 million of which was attributable to Germany and $1.0 million of which was attributable to Canada.
(2)	$1.1 million of which was attributable to Germany.
(3)	$4.3 million of which was attributable to Germany and $1.6 million of which was attributable to Canada.
(4)	$2.8 million of which was attributable to Germany.

Revenue and cost of goods sold by source was as follows (in thousands):

	Three Months Ended June 30,
	2019				2018
	Qsymia	PANCREAZE	STENDRA/ SPEDRA	Total	Qsymia	PANCREAZE	STENDRA/ SPEDRA	Total
Net product revenue	$9,994	$5,110	$—	$15,104	$11,134	$2,116	$—	$13,250
Supply revenue	—	—	1,780	1,780	—	—	1,042	1,042
Royalty revenue	—	987	519	1,506	—	74	594	668
Total revenue	$9,994	$6,097	$2,299	$18,390	$11,134	$2,190	$1,636	$14,960

Cost of goods sold (excluding amortization)	$942	$1,770	$1,665	$4,377	$1,652	$567	$1,067	$3,286
Amortization of intangible assets	$91	$3,547	$—	$3,638	$90	1,183	$—	$1,273

	Six Months Ended June 30,
	2019				2018
	Qsymia	PANCREAZE	STENDRA/ SPEDRA	Total	Qsymia	PANCREAZE	STENDRA/ SPEDRA	Total
Net product revenue	$18,417	$10,184	$—	$28,601	$20,766	$2,116	$—	$22,882
Supply revenue	—	—	3,384	3,384	—	—	2,725	2,725
Royalty revenue	—	1,557	994	2,551	—	74	1,179	1,253
Total revenue	$18,417	$11,741	$4,378	$34,536	$20,766	$2,190	$3,904	$26,860

Cost of goods sold (excluding amortization)	$2,324	$3,231	$3,130	$8,685	$2,695	$568	$2,653	$5,916
Amortization of intangible assets	$182	$7,094	$—	$7,276	$181	1,183	$—	$1,364

3. SHARE-BASED COMPENSATION

Total share-based compensation expense for all of the Company’s share-based awards was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of goods sold	$13	$18	$27	$30
Selling and marketing	70	87	140	174
General and administrative	335	868	664	1,613
Research and development	49	76	104	157
Total share-based compensation expense	$467	$1,049	$935	$1,974

Share-based compensation expense capitalized as part of the cost of inventory	$14	$-	$14	$1

4.  CASH, CASH EQUIVALENTS, AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type are presented in the tables that follow (in thousands).

	As of June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$25,022	$—	$—	$25,022
U.S. Treasury securities	27,862	75	(19)	27,918
Corporate debt securities	41,282	163	(19)	41,426
Total	94,166	238	(38)	94,366
Less amounts classified as cash and cash equivalents	(25,022)	—	—	(25,022)
Total available-for-sale securities	$69,144	$238	$(38)	$69,344

	As of December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$30,411	$—	$—	$30,411
U.S. Treasury securities	42,261	34	(111)	42,184
Corporate debt securities	38,848	9	(203)	38,654
Total	111,520	43	(314)	111,249
Less amounts classified as cash and cash equivalents	(30,411)	—	—	(30,411)
Total available-for-sale securities	$81,109	$43	$(314)	$80,838

As of June 30, 2019, the Company’s available-for-sale securities had original contractual maturities up to 57 months. However, the Company may sell these securities prior to their stated maturities in response to changes in the availability of and the yield on alternative investments as well as liquidity requirements. As these securities are readily marketable and are viewed by the Company as available to support current operations, securities with maturities beyond 12 months are classified as current assets. Due to their short-term maturities, the Company believes that the fair value of its bank deposits, accounts payable and accrued expenses approximate their carrying value.

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

The following table represents the fair value hierarchy for our cash, cash equivalents and available-for-sale securities by major security type (in thousands):

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$25,022	$—	$—	$25,022
U.S. Treasury securities	27,918	—	—	27,918
Corporate debt securities	—	41,426	—	41,426
Total	$52,940	$41,426	$—	$94,366

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$30,411	$—	$—	$30,411
U.S. Treasury securities	42,184	—	—	42,184
Corporate debt securities	—	38,654	—	38,654
Total	$72,595	$38,654	$—	$111,249

5.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	Balance as of
	June 30,	December 31,
	2019	2018
Qsymia	$15,408	$13,987
PANCREAZE	6,703	10,213
STENDRA/SPEDRA	2,728	1,560
	24,839	25,760
Allowance for cash discounts	(271)	(152)
Net	$24,568	$25,608

6.  INVENTORIES

Inventories consist of the following (in thousands):

	Balance as of
	June 30,	December 31,
	2019	2018
Raw materials	$24,089	$17,813
Work-in-process	323	1,719
Finished goods	5,699	3,600
Inventories, net	$30,111	$23,132

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

7.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	Balance as of
	June 30,	December 31,
	2019	2018
Prepaid sales and marketing expenses	$1,942	$1,525
Prepaid insurance	567	1,451
Taxes receivable	2,302	779
Other prepaid expenses and assets	2,159	3,783
Total	$6,970	$7,538

These costs have been deferred as prepaid expenses and other current assets on the condensed consolidated balance sheets and will be either (i) charged to expense accordingly when the related prepaid services are rendered to the Company, or (ii) converted to cash when the receivable is collected by the Company. The amounts included in other prepaid expenses and assets consist primarily of prepayments for future services, prepaid interest and interest income receivable.

8. INTANGIBLE AND OTHER NON-CURRENT ASSETS

Intangible and other non-current assets consist of the following (in thousands):

	June 30, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
PANCREAZE license (1)	$141,895	$(15,372)	$126,523	$141,895	$(8,277)	$133,618
Janssen patents (2)	3,050	(2,778)	272	3,050	(2,597)	453
Other non-current assets	208	—	208	208	—	208
Total	$145,153	$(18,150)	$127,003	$145,153	$(10,874)	$134,279

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

Other non-current assets primarily consist of real estate deposits. Amortization of intangible assets was $3.6 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively, and $7.3 million and $1.4 million for the six months ended June 30, 2019 and 2018, respectively.  Future expected amortization expenses for intangible assets as of June  30, 2019 are as follows (in thousands):

2019 (rest of year)	$7,276
2020	14,280
2021	14,190
2022	14,189
2023	14,190
Thereafter	62,670
Total	$126,795

9. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following (in thousands):

	Balance as of
	June 30,	December 31,
	2019	2018
Reserve for product returns (see Note 2)	$15,150	$14,878
Product-related accruals (see Note 2)	7,360	8,272
Accrued manufacturing costs	5,268	4,313
Accrued interest on debt (see Note 14)	638	—
Accrued employee compensation and benefits	2,135	2,591
Other accrued liabilities	3,833	2,990
Total	$34,384	$33,044

The amounts included in other accrued liabilities consist of obligations primarily related to sales, marketing, research, clinical development, corporate activities, the STENDRA license and royalties.

10. NON-CURRENT ACCRUED AND OTHER LIABILITIES

Non-current accrued and other liabilities at December 31, 2018 were comprised of deferred rent. See Note 12.

11. DEFERRED REVENUE

Deferred revenue relates to a prepayment for future royalties on sales of SPEDRA. In the three and six months ended June 30, 2019, the Company recorded $0.3 million and $0.6 million, respectively, of revenues which had been deferred as of December 31, 2018. In the three and six months ended June 30, 2018, the Company recorded $0.3 million and $0.6 million, respectively, of revenues which had been deferred as of December 31, 2017. These amounts were applied against the prepayment for future royalties.

12. LEASES

The Company adopted Accounting Standards Update 2016-02, Leases (Topic 842) on January 1, 2019 using the modified retrospective transition method, and as a result did not adjust comparative periods. The Company has a large operating lease for its corporate headquarters and several smaller leases, including financing leases for its automobile fleet and copiers. At the time of adoption, the Company recorded the following amounts (in thousands):

	Right-of-Use Asset	Current Portion of Lease Liability	Lease Liability, Net of Current Portion	Current Portion of Deferred Rent	Deferred Rent, Net of Current Portion	Accumulated Deficit
Operating leases	$1,201	$512	$1,017	$(94)	$(234)	$—
Financing leases	329	131	188	—	—	10
Total	$1,530	$643	$1,205	$(94)	$(234)	$10

The Company’s leases have remaining lease terms of from less than 1 year up to 2.3 years, some of which include options to extend the leases for up to 2 years.

The components of lease expense were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Operating lease cost	$130	$261

Finance lease cost:
Amortization of right-of-use assets	$51	$104
Interest on lease liabilities	2	5
Total finance lease cost	$53	$109

Supplemental balance sheet information related to leases was as follows:

Balance as of
June 30,
2019
Right-of-use assets:
Operating leases	$996
Financing leases	327
Total right-of-use assets	$1,323

Current portion of lease liability:
Operating leases	$543
Financing leases	167
Total current portion of lease liability	$710

Lease liability, net of current portion
Operating leases	$738
Financing leases	156
Total lease liability, net of current portion	$894

The weighted average remaining lease term as of June  30, 2019 was 2.2 years for operating leases and 1.9 years for financing leases. The weighted average discount rate as of June  30, 2019 was 7.8% for operating leases and 2.8% for financing leases.

Future payments of lease liabilities are as follows:

	Operating Leases	Finance Leases
2019 (rest of year)	$310	$92
2020	610	172
2021	482	72
Total lease payments	1,402	336
Less imputed interest	(121)	(13)
Total	$1,281	$323

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

Menarini

In July 2013, the Company entered into a license and commercialization agreement (the “Menarini License Agreement”) and a supply agreement (the “Menarini Supply Agreement”) with the Menarini Group through its subsidiary Berlin Chemie AG (“Menarini”). Under the terms of the Menarini License Agreement, Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 countries, including the EU Member States, plus Australia and New Zealand. Additionally, the Company transferred to Menarini ownership of the marketing authorization for SPEDRA in the EU for the treatment of ED, which was granted by the EC in June 2013. Under the Menarini License Agreement, the Company has and is entitled to receive milestone payments based on certain net sales targets, plus royalties on SPEDRA sales. Under the terms of the Menarini Supply Agreement, the Company supplied Menarini with SPEDRA drug product until December 31, 2018. Menarini also has the right to manufacture SPEDRA independently, provided that it continues to satisfy certain minimum purchase obligations to the Company. Following the expiration of the Menarini Supply Agreement, Menarini would be responsible for its own supply of SPEDRA. Either party may terminate the Menarini Supply Agreement for the other party’s uncured material breach or bankruptcy, or upon the termination of the Menarini License Agreement.

In May 2019, the Company entered into Amendment No. 1 to the License and Commercialization Agreement and Commercial Supply Agreement with Menarini effective as of January 1, 2019, pursuant to which certain amendments were made to the Menarini License Agreement and the Menarini Supply Agreement, which include: (i) under the Menarini License Agreement, Menarini’s exclusive license to commercialize and promote the Company’s drug avanafil for the treatment of erectile dysfunction will be limited to over 40 European countries and will no longer include Australia and New Zealand; (ii) under the Menarini License Agreement, the timing requirements of the product launches by Menarini have been adjusted; (iii) under the Menarini License Agreement, the milestone payments have been adjusted to reflect the removal of Australia and New Zealand and will continue to be non-refundable and non-creditable, with one exception added for certain costs and expenses incurred by Menarini for development work related to an avanafil development opportunity in the Menarini territory (“Menarini Development”); (iv) under the Menarini License Agreement, the royalties on avanafil sales payable by Menarini to the Company will be adjusted to allow Menarini to recoup certain Menarini Development costs and expenses but only as to sales of the Menarini Development product unless the Menarini Development product is commercialized by the Company or its sublicensees outside the Menarini territory; (v) under the Menarini Supply Agreement, the minimum purchase obligations for Menarini will be modified and extended, including the ability of Menarini to satisfy its minimum purchase obligations with the purchase of avanafil active pharmaceutical ingredient (“API”) and the addition of minimum purchase obligations for the calendar years for the extended term; and (vi) under the Menarini Supply Agreement, the term will be extended to December 31, 2023, unless otherwise agreed by the parties in writing.  The Company and Menarini intend to enter into standalone agreements relating to Australia and New Zealand, including a license with royalties and milestone payments and a supply agreement.

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

In July 2013, the Company entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU Member States, Latin America and other territories. In December 2018, the Company entered into an amendment to the Commercial Supply Agreement with Sanofi Chimie, pursuant to which certain amendments were made to the Commercial Supply Agreement, which include: (i) beginning January 1, 2019, Sanofi Chimie will manufacture and supply API for avanafil on an exclusive basis in all countries where the Company has the right to sell avanafil; (ii) beginning January 1, 2019, the yearly minimum quantities of API that the Company must purchase from Sanofi Chimie will be adjusted, as well as adjustments to the associated pricing and payment terms; and (iii) with the initial five year term of the Commercial Supply Agreement expiring on December 31, 2018, the Company and Sanofi Chimie have agreed to extend the term of the Commercial Supply Agreement until December 31, 2023 unless either party makes a timely election to terminate the agreement and that thereafter the Commercial Supply Agreement will auto-renew for successive one year terms unless either party makes a timely election not to renew.

In November 2013, the Company entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie to manufacture and supply the avanafil tablets on an exclusive basis in the United States and other territories and on a semi exclusive basis in Europe, including the EU Member States, Latin America and other territories. The Company has minimum annual purchase commitments under these agreements for at least the initial five-year term. In May 2019, the Company entered into Amendment N°1 to the Manufacturing and Supply Agreement with Sanofi Winthrop Industrie effective as of March 18, 2019, pursuant to which certain amendments were made to the Manufacturing and Supply Agreement, which include: (i) Sanofi Winthrop Industrie will manufacture and supply the tablets for the Company’s drug avanafil on an exclusive basis in all countries where the Company or its sublicensees and/or Menarini have the right to sell avanafil; (ii) the yearly minimum quantities of tablets that the Company must purchase from Sanofi Winthrop Industrie and the price of such tablets will be adjusted; and (iii) with the initial term of the Manufacturing and Supply Agreement expiring on January 16, 2021, the Company and Sanofi Winthrop Industrie have agreed to extend the term of the Manufacturing and Supply Agreement until December 31, 2023 unless either party makes a timely election to terminate the agreement and that thereafter the Manufacturing and Supply Agreement will auto-renew for successive one year terms unless either party makes a timely election not to renew.

Metuchen

In September 2016, the Company entered into a license and commercialization agreement (the “Metuchen License Agreement”) and a commercial supply agreement (the “Metuchen Supply Agreement”) with Metuchen Pharmaceuticals LLC (“Metuchen”). Under the terms of the Metuchen License Agreement, Metuchen received an exclusive license to develop, commercialize and promote STENDRA in the United States, Canada, South America and India (the “Metuchen Territory”) effective October 1, 2016. The Company and Metuchen have agreed not to develop, commercialize, or in-license any other product that operates as a PDE-5 inhibitor in the Metuchen Territory for a limited time period, subject to certain exceptions. The Metuchen License Agreement will terminate upon the expiration of the last-to-expire payment obligations under the Metuchen License Agreement; upon expiration of the term of the Metuchen License Agreement, the exclusive license granted under the Metuchen License Agreement shall become fully paid-up, royalty-free, perpetual and irrevocable as to the Company but not certain trademark royalties due to MTPC.

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

The Company also acquired all of the outstanding shares of Willow Biopharma Inc. (“Willow”). Willow had no significant assets at the time of acquisition. The Company issued fully-exercisable warrants to the former owners of Willow, including John Amos, M. Scott Oehrlein and Kenneth Suh, the Company’s current Chief Executive Officer, Chief Operations Officer and President, respectively, for the purchase of 357,000 shares of the Company’s common stock at an exercise price of $3.70 per share and agreed to assume certain of Willow’s liabilities. The amounts paid to the former owners were accounted for as a fee for the acquisition of PANCREAZE.

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

In conjunction with the PANCREAZE Purchase Agreement, Janssen assigned to the Company the Amended and Restated Know-How License and Supply Agreement (the “Nordmark Supply Agreement”) effective as of November 7, 2017 by and between Nordmark Arzneimittel GmbH & Co. KG (“Nordmark”) and Janssen. In order to extend the term of the Nordmark Supply Agreement and ensure a stable and predictable price of the Product, the Company entered into the First Amendment to the Supply Agreement on June 26, 2019 (the “Amended Nordmark Supply Agreement”). Under the Amended Nordmark Supply Agreement: (i) the Company shall purchase certain minimum order quantities at the applicable supply prices for the calendar years under the Amended Nordmark Supply Agreement; (ii) in exchange for Nordmark’s obligations under the Amended Nordmark Supply Agreement, the Company shall pay an annual fee to Nordmark; (iii) Nordmark and the Company have agreed to undertake joint efforts to develop new formulations of PANCREAZE; (iv) the term of the Amended Nordmark Supply Agreement begins on June 26, 2019 and will continue through December 31, 2029, unless earlier terminated and may be renewed for additional five year periods unless earlier terminated; and (v) Nordmark shall have the option to terminate the Amended Nordmark Supply Agreement upon certain circumstances related to the launch date in the United States if the Company assigns any or all of its rights under the Amended Nordmark Supply Agreement to certain parties and/or enters into a transaction or series of transactions resulting in a Change of Control, as defined in the Amended Nordmark Supply Agreement.

14. LONG-TERM DEBT AND COMMITMENTS

The Company’s indebtedness consists of the following (in thousands):

	Balance as of
	June 30,	December 31,
	2019	2018
Convertible senior notes due 2020	$181,426	$181,426
Unamortized discount and debt issuance costs	3,958	6,358
Convertible senior notes due 2020, net	185,384	187,784

Senior secured notes due 2024	110,000	110,000
Unamortized premium and debt issuance costs, net	(2,993)	(3,338)
Senior secured notes due 2024, net	107,007	106,662

Total debt	292,391	294,446
Less current portion	185,384	—
Total long-term debt	$107,007	$294,446

Convertible Senior Notes Due 2020

In May 2013, the Company closed offerings of $250.0 million in 4.5% Convertible Senior Notes due May 2020 (the “Convertible Notes”). The Convertible Notes are governed by an indenture, dated May 2013 between the Company and Deutsche Bank National Trust Company, as trustee. Total net proceeds from the Convertible Notes were approximately $241.8 million. The Convertible Notes are convertible at a conversion rate of $148.58 per share at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. On or after November 1, 2019, holders may convert all or any portion of their Convertible Notes at any time at their option at the conversion rate then in effect, regardless of these conditions. Subject to certain limitations, the Company will settle conversions of the Convertible Notes by paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of our common stock, at the Company’s election. Interest payments are made quarterly. In June 2018, the Company repurchased $60.0 million of face value of the Convertible Notes for $51.0 million in cash plus accrued but unpaid interest using funds received from the issuance of the Company’s Senior Secured Notes Due 2024. The gain was accounted for as a debt modification with the gain applied to the modified debt. In October 2018, the Company repurchased $8.6 million of face value of the Convertible Notes for $7.1 million in cash plus accrued but unpaid interest. The gain on this repurchase of $1.4 million was accounted for as an extinguishment of debt and recorded on the statement of operations as a gain on extinguishment of debt.

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

As of June 30, 2019, the Company was not in compliance with a covenant in the indenture governing its 2024 Notes related to PANCREAZE net revenues.  The Company subsequently received a waiver from the consenting noteholders with respect to any potential event of default or default that may have resulted from such covenant non-compliance. In connection with the waiver, the Company agreed to the noteholder conditions, including transferring $60.0 million from the existing 2024 Notes trustee controlled account into a new controlled account that can only be accessed upon prior written consent of the 2024 Notes trustee at the direction of the noteholders. If the Company does not satisfy the noteholder conditions, the consenting noteholders may revoke the waiver, which could result in an event of default.

Future estimated payments, including interest, on all of the Company’s indebtedness as of June 30, 2019 are as follows (in thousands):

2019 (rest of year)	$9,788
2020	197,374
2021	36,131
2022	41,299
2023	37,789
Thereafter	17,611
$339,992

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

As the Company recognized a net loss for each of the three- and six-month periods ended June 30, 2019 and 2018, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. Awards and options which were not included in the computation of diluted net loss per share because the effect would be anti-dilutive were 2,900,000 and 1,490,000, respectively, for the three months ended June 30, 2019 and 2018 and 2,844,000 and 1,926,000, respectively, for the six months ended June 30, 2019 and 2018.

16. INCOME TAXES

For the three and six months ended June  30, 2019, the Company recorded a provision  for income taxes of $8,000 and $0, respectively. For the three and six months ended June  30, 2018, the Company recorded a provision for income taxes of $4,000 and $16,000, respectively. The provision for income taxes for each of the periods was primarily comprised of state taxes during the period.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets in the United States as of June  30, 2019. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

As of June 30, 2019, the Company’s unrecognized tax benefits were related to federal and California research and development credits which result in an unrecognized tax benefit balance of $98,000. The Company does not expect to have any other significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, certain tax years remain open to tax audit. The Company’s policy is to recognize interest and penalties related to uncertain tax positions (if any) as a component of the income tax provision.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other changes is an interest expense deduction limitation effective January 1, 2018. For the periods ending June  30, 2019 and 2018, the Company estimated $8.3 million and $7.0 million, respectively, of non-deductible accrued interest expense in the forecasted taxable income calculation.

On January 1, 2019, the Company adopted Accounting Standards Update 2016-02, Leases (Topic 842). See Note 12. The Company has evaluated the income tax effect from the adoption of this standard and has determined that there is no material impact to the tax provision.

The Tax Cuts and Jobs Act also establishes new tax provisions including, but not limited to, (1) creating a new provision designed to tax global intangible low-tax income (“GILTI”); (2) generally eliminating U.S. federal taxes on dividends from foreign subsidiaries; (3) eliminating the corporate alternative minimum tax; (4) creating the base erosion anti-abuse tax; (5) establishing a deduction for foreign derived intangible income; (6) repealing domestic production activity deduction; and (7) establishing new limitations on deductible interest expense and certain executive compensation. The Tax Cuts and Jobs Act has not resulted in a significant impact on the Company’s financial statements.

For the periods ending June 30, 2019 and 2018, the Company estimated $500 and $0, respectively, of GILTI inclusion in the taxable income calculation. Due to the Company's limited foreign activity at this time, this did not have a material impact to the tax provision.

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
•

our dialog with the European Medicines Agency (“EMA”) or certain member states on a decentralized basis relating to the resubmission of an application for the grant of a marketing authorization, the timing and scope of such resubmission, the assessment by European health authorities of the application for marketing authorization, and ultimately the decision of such European health authorities whether to grant marketing authorization for Qsymia in the EU;

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

•	Sanofi Chimie’s ability to manufacture the avanafil active pharmaceutical ingredient and Sanofi Winthrop Industrie’s ability to manufacture avanafil tablets;
•	the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand;

Risks and uncertainties related to our business:

•	our liquidity and capital resources;
•	our history of losses and variable quarterly results;
•	the volatility and liquidity of the financial markets;
•	our expected future revenues, operations and expenditures;
•	our ability to effectively manage expenses;
•	risks related to our ability to protect our intellectual property and litigation in which we are involved or may become involved;
•	uncertainties of government or third-party payor reimbursement;
•	our reliance on sole-source suppliers, third parties and our collaborative partners;
•	our ability to successfully develop or acquire a proprietary formulation of tacrolimus;
•	our ability to identify and acquire cash flow generating assets and opportunities;
•

risks related to the failure to obtain or retain federal or state-controlled substances registrations and noncompliance with Drug Enforcement Administration (“DEA”) or state controlled substances regulations;

•	risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations;
•	our ability to demonstrate through clinical testing the quality, safety, and efficacy of our current and future investigational drug candidates or approved products;
•	the timing of initiation and completion of clinical trials and submissions to U.S. and foreign authorities;
•	compliance with post-marketing regulatory standards, post-marketing obligations or pharmacovigilance rules is not maintained;
•	our ability to execute on our business strategy to enhance long-term stockholder value;
•	our ability to address our outstanding balance of $181.4 million of the 4.5% Convertible Senior Notes due in May 2020 (the “Convertible Notes”);
•	our ability to successfully integrate recent changes to our Board of Directors and the senior management team; and
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

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

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

OVERVIEW

VIVUS is a specialty pharmaceutical company with three approved therapies and one product candidate in clinical development. Qsymia® (phentermine and topiramate extended release) is approved by FDA for chronic weight management. In June 2018, we acquired the U.S. and Canadian commercial rights for PANCREAZE® (pancrelipase), which is indicated for the treatment of exocrine pancreatic insufficiency (“EPI”) due to cystic fibrosis or other conditions. STENDRA® (avanafil) is approved by FDA for erectile dysfunction (“ED”) and by the EC under the trade name SPEDRA, for the treatment of ED in the EU. VI-0106 (tacrolimus) is in clinical development and is being studied in patients with pulmonary arterial hypertension (“PAH”).

Business Strategy

Early in 2018, we announced that we would focus our strategy on building a portfolio of cash flow generating assets to leverage our expertise in commercializing specialty pharmaceutical assets. In June 2018, we completed the first acquisition under this strategy as we acquired all product rights for PANCREAZE® (pancrelipase) in the United States and PANCREASE® MT in Canada for $135.0 million in cash from Janssen Pharmaceuticals. PANCREAZE is a prescription medicine used to treat people who cannot digest food normally because their pancreas does not make enough enzymes due to cystic fibrosis or other conditions. We believe we can support PANCREAZE in the U.S. market by leveraging our existing commercial infrastructure and 10 additional sales representatives in the U.S. and up to two additional sales representatives in Canada focused on gastro-intestinal and cystic fibrosis physicians. We expect to build a small commercial presence in Canada to support PANCREASE MT, the trade name for pancrelipase in Canada.

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

PANCREAZE

Since its approval, PANCREAZE has been commercialized by Janssen. In June 2018, we acquired the commercial rights to PANCREAZE and PANCREASE MT in the U.S. and Canada. In connection with the acquisition of PANCREAZE, we and Janssen also entered into transition services agreements pursuant to which Janssen and a Canadian affiliate of Janssen will provide certain transition services to us in the U.S. and Canada as we transition to full control over the PANCREAZE supply chain, beginning in the first quarter of 2019.  In the first quarter of 2019, we relaunched PANCREAZE by leveraging our existing commercial infrastructure and expanding it to include 10 additional contract sales representatives in the U.S. and up to two sales representatives in Canada focused on gastro-intestinal and cystic fibrosis physicians. We expect to transition to direct sales in Canada in the third quarter of 2019.

Approved in 2010, PANCREAZE is a pancreatic enzyme preparation consisting of pancrelipase, an extract derived from porcine pancreatic glands, as well as other enzyme classes, including porcine-derived lipases, proteases and amylases. PANCREAZE is specifically indicated for the treatment of exocrine pancreatic insufficiency (“EPI”). EPI is a condition that results from a deficiency in the production and/or secretion of pancreatic enzymes. It is associated with cystic fibrosis,  chronic pancreatitis, pancreatic cancer and other conditions, and affects approximately 85 percent of cystic fibrosis patients. There is no cure for EPI and pancreatic enzyme replacement therapy is the primary treatment for the condition.

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

The Menarini Group, through its subsidiary Berlin Chemie AG (“Menarini”), is our exclusive licensee for the commercialization and promotion of SPEDRA for the treatment of ED in over 40 countries, including the EU Member States. In addition, Menarini licensed rights directly from MTPC to commercialize avanafil in certain Asian territories. We receive royalties from Menarini based on SPEDRA net sales and are entitled to receive future milestone payments based on certain net sales targets. Menarini will also reimburse us for payments made to cover various obligations to MTPC during the term of the Menarini License Agreement. Menarini obtains SPEDRA exclusively from us.

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

	Right-of-Use Asset	Current Portion of Lease Liability	Lease Liability, Net of Current Portion	Current Portion of Deferred Rent	Deferred Rent, Net of Current Portion	Accumulated Deficit
Operating leases	$1,201	$512	$1,017	$(94)	$(234)	$—
Financing leases	329	131	188	—	—	10
Total	$1,530	$643	$1,205	$(94)	$(234)	$10

RESULTS OF OPERATIONS

Revenues

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
(in thousands, except for percentages)	2019	2018	(Decrease)	2019	2018	(Decrease)
Qsymia—Net product revenue	$9,994	$11,134	(10)%	$18,417	$20,766	(11)%
PANCREAZE - Net product revenue	5,110	2,116	141%	10,184	2,116	381%
Supply revenue	1,780	1,042	71%	3,384	2,725	24%
STENDRA/SPEDRA royalty revenue	519	594	(13)%	994	1,179	(16)%
PANCREAZE royalty revenue	987	74	1,234%	1,557	74	2,004%
Total revenue	$18,390	$14,960	23%	$34,536	$26,860	29%

Net product revenue

Shipments and prescriptions for net product revenue consisted of the following:

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
(in thousands, except for percentages)	2019	2018	(Decrease)	2019	2018	(Decrease)
Qsymia units shipped to wholesalers	87	94	(7)%	162	176	(8)%
Qsymia prescriptions dispensed	86	96	(10)%	168	173	(3)%
PANCREAZE units shipped	27	7	286%	52	7	643%

The decrease in Qsymia net product revenue is due primarily to decreases in script volumes and supply chain management by wholesalers. We anticipate scripts and shipments in the second half of 2019 to be consistent with or greater than the first half of 2019 as a result of our implementation of the direct-to-patient distribution model and other marketing efforts. PANCREAZE net product revenue was negatively impacted in the first quarter of 2019 by higher wholesaler fees as we took over supply chain management and additional gross-to-net reductions related to promotional strategies, including the issuance of discount coupons. We anticipate that future PANCREAZE product revenue will fluctuate from period to period based on our wholesalers’ management of the supply chain and the impact of our relaunch efforts. Also, we anticipate that future PANCREAZE net product revenue will continue to be negatively impacted by potential future promotional strategies, including coupon programs.

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

Royalty revenue

We record royalty revenue related to Canadian sales of PANCREASE MT and sales of STENDRA/SPEDRA based on reports provided by our partners. Once we take over operations for Canadian sales for PANCREASE MT, including ownership of the Canadian inventory, we expect that net sales of PANCREASE MT will be recorded as net product revenue with costs recorded as cost of goods sold. We expect this transition to occur in the third quarter of 2019. We expect STENDRA/SPEDRA royalty revenue in 2019 to remain relatively consistent with current levels.

Cost of goods sold

	Three Months Ended June 30,
	2019								2018
(In thousands, except percentages)	Qsymia		PANCREAZE		STENDRA/ SPEDRA		Total		Qsymia		PANCREAZE		STENDRA/ SPEDRA		Total
Net product revenue	$9,994		$5,110		$—		$15,104		$11,134		$2,116		$—		$13,250
Supply revenue	—		—		1,780		1,780		—		—		1,042		1,042
Total product and supply revenue	9,994	100%	$5,110	100%	$1,780	100%	$16,884	100%	$11,134	100%	$2,116	100%	$1,042	100%	$14,292	100%

Cost of goods sold (excluding amortization)	942	9%	$1,770	35%	$1,665	94%	$4,377	26%	$1,652	15%	$567	27%	$1,067	102%	$3,286	23%
Amortization of intangible assets	91	1%	3,547	69%	—	0%	3,638	22%	90	1%	1,183	56%	—	0%	$1,273	9%
Total cost of goods sold	1,033	10%	$5,317	104%	$1,665	94%	$8,015	47%	$1,742	16%	$1,750	83%	$1,067	102%	$4,559	32%

	$8,961	90%	$(207)	-4%	$115	6%	$8,869	53%	$9,392	84%	$366	17%	$(25)	-2%	$9,733	68%

	Six Months Ended June 30,
	2019								2018
(In thousands, except percentages)	Qsymia		PANCREAZE		STENDRA/ SPEDRA		Total		Qsymia		PANCREAZE		STENDRA/ SPEDRA		Total
Net product revenue	$18,417		$10,184		$—		$28,601		$20,766		$2,116		$—		$22,882
Supply revenue	—		—		3,384		3,384		—		—		2,725		2,725
Total product and supply revenue	$18,417	100%	$10,184	100%	$3,384	100%	$31,985	100%	$20,766	100%	$2,116	100%	$2,725	100%	$25,607	100%

Cost of goods sold (excluding amortization)	$2,324	13%	$3,231	32%	$3,130	92%	$8,685	27%	$2,695	13%	$568	27%	$2,653	97%	$5,916	23%
Amortization of intangible assets	$182	1%	$7,094	70%	$—	0%	$7,276	23%	$181	1%	1,183	56%	$—	0%	$1,364	5%
Total cost of goods sold	$2,506	14%	$10,325	101%	$3,130	92%	$15,961	50%	$2,876	14%	$1,751	83%	$2,653	97%	$7,280	28%

	$15,911	86%	$(141)	-1%	$254	8%	$16,024	50%	$17,890	86%	$365	17%	$72	3%	$18,327	72%

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

Selling, general and administrative expense

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
(In thousands, except percentages)	2019	2018	(Decrease)	2019	2018	(Decrease)
Selling and marketing	$4,607	$3,521	31%	$9,141	$7,800	17%
General and administrative	5,463	8,190	(33)%	10,747	13,979	(23)%
Total selling, general and administrative expenses	$10,070	$11,711	(14)%	$19,888	$21,779	(9)%

The increase in selling and marketing expenses for the three and six months ended June 30, 2019, compared to the same periods in 2018, was due primarily to commercialization efforts for PANCREAZE, including additions to our sales force and promotional activities as we relaunched PANCREAZE in the first quarter of 2019. Selling and marketing expenses are expected to remain stable in future quarters.

The decrease in general and administrative expenses in the three and six months ended June  30, 2019 compared to the same periods in 2018 was primarily due to costs in 2018 associated with the PANCREAZE acquisition. General and administrative expenses could fluctuate significantly on a quarterly basis due to the timing of activities within our business strategy efforts.

Research and development expense

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
Drug Indication/Description	2019	2018	(Decrease)	2019	2018	(Decrease)
(In thousands, except percentages)
Qsymia	$748	$308	143%	$1,441	$328	339%
STENDRA	42	38	11%	83	86	(3)%
PANCREAZE	553	96	476%	1,195	96	1,145%
VI-0106	40	805	(95)%	65	1,366	(95)%
Share-based compensation	49	76	(36)%	104	157	(34)%
Overhead costs*	920	719	28%	1,933	1,412	37%
Total research and development expenses	$2,352	$2,042	15%	$4,821	$3,445	40%

*Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

The increase in total research and development expenses in the three and six months ended June 30, 2019 as compared to the same periods in 2018 was primarily due to higher spending for our Qsymia adolescent safety and efficacy study (OB-403) as we enrolled our first patients across multiple sites and started monitoring visits. Additionally, we have increased spending related to post marketing requirements assumed as part of the acquisition of PANCREAZE in June 2018. Our spending to develop tacrolimus for the treatment of PAH experienced a temporary decrease due to the timing of development activities. We expect research and development expenses to continue to remain stable over the remaining months in 2019 for OB-403 as we enroll more patients and increase the number of sites as well as work on the PANCREAZE post-marketing requirements.

Interest expense and other expense, net

Interest expense and other expense, net for the three and six months ended June 30, 2019 was $3.9 million and $7.8 million, respectively, compared to $9.2 million and $17.6 million for the three and six months ended June 30, 2018, respectively. The decrease in 2019 is due to the paydown of debt in 2018 and the loss of its associated discounts, partially offset by the additional debt issued in June 2018. Interest expense and other expense, net consists primarily of interest expense and the amortization of issuance costs from our convertible notes and senior secured notes and the amortization of the debt discount on the convertible notes. Other expense and income were not significant. We expect interest and other expense (income) for the remainder of 2019 to remain consistent. We expect to make annual interest payments of $19.6 million in 2019 on our convertible and senior secured notes.

Provision for (benefit from) income taxes

For the three and six months ended June 30, 2019, we recorded a provision for income taxes of $8,000 and $0, respectively, compared to a provision for income taxes of $4,000 and $16,000, respectively, for the three and six months ended June 30, 2018. The provision and benefit for income taxes for both of the periods is primarily comprised of state taxes during the period.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on our deferred tax assets in the U.S. as of June 30, 2019. Should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Cash, cash equivalents and available-for-sale securities totaled $94.4 million at June 30, 2019, as compared to $111.2 million at December 31, 2018. The decrease was primarily due to net cash used for operating activities and debt servicing during the period.

We invest our excess cash balances in money market, U.S. government securities and corporate debt securities in accordance with our investment policy. Our investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition. From time to time, the Company may also invest its cash to retire or purchase its outstanding debt. Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is possible that changes in these risk factors in the near term could have an adverse material impact on our results of operations or stockholders’ equity.

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

Accounts receivable (net of allowance for cash discounts) at June 30, 2019, was $24.6 million, as compared to $25.6 million at December 31, 2018. Currently, we have not recorded any reserves related to the collectability of accounts receivable.

Summary Cash Flows

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash provided by (used for):
Operating activities	$(17,441)	$(18,131)
Investing activities	12,134	(41,968)
Financing activities	(82)	50,888

Operating Activities.    For the six months ended June 30, 2019, cash used for operating activities resulted from our net loss as adjusted for non-cash items, in addition to the increase in inventories and decreases in accounts payable and deferred revenue, partially offset by decreases in accounts receivable and prepaid expenses and an increase in accrued liabilities.  For the six months ended June 30, 2018, cash used for operating activities resulted from our net loss as adjusted for non-cash items, including the decrease in deferred revenue, in addition to an increase in inventories and a decrease in accounts payable.

Investing Activities.    Cash provided by investing activities for the six months ended June 30, 2019 resulted primarily from the net maturities of our investment securities. Cash used for investing activities for the six months ended June 30, 2018 resulted from the acquisition of the PANCREAZE license, partially offset by net proceeds from sales and maturities of our investment securities.

Financing Activities.    Cash used by financing activities for the six months ended June 30, 2019 related to principal payments on financing leases, partially offset by proceeds from our employee stock purchase plan. Cash provided by financing activities for the six months ended June 30, 2018 resulted from the net proceeds of $108.0 million from the issuance of our Senior Secured Notes due 2024, partially offset by the use of $51.0 million to repurchase $60.0 million of our Convertible Notes and $6.2 million of our Senior Secured Notes due 2018.

At June 30, 2019, our accumulated deficit was approximately $894.4 million and our cash, cash equivalents and available-for-sale securities were $94.4 million. As of June 30, 2019, we had a total of $292.4 million in debt, $181.4 million of which is due May 2020. In addition, at June 30, 2019, we were not in compliance with a covenant in the indenture covering our secured debt due 2024 (the “2024 Notes”) related to PANCREAZE net revenues.  We subsequently received a waiver from the holders of the 2024 Notes (the “consenting noteholders”) with respect to any potential event of default or default that may have resulted from such covenant non-compliance. In connection with the waiver, we agreed with the consenting noteholders to use good faith efforts to make certain amendments to the 2024 Notes indenture at a future date (collectively, the “noteholder conditions”), including transferring $60.0 million from the existing 2024 Notes trustee controlled account into a new controlled account that can only be accessed upon prior written consent of the 2024 Notes trustee at the direction of the noteholders. If we do not satisfy the noteholder conditions, the consenting noteholders may revoke the waiver, which could result in an event of default.

We do not currently have sufficient cash and/or credit facilities in place to address the debt due May 2020 and thus are actively pursuing funding, which may come through public or private debt or equity financings, collaborations or other available financing sources. Such funding may not be available on acceptable terms, or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we will not be able to continue our operations at our current level and may be required to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own. We might also be required to delay, reduce the scope of or eliminate one or more of our commercialization or development programs or obtain funds through collaborations with others that are on unfavorable terms. Even if adequate funds become available, we may need to raise additional funds in the near future to finance operations and pursue development and commercial opportunities.

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Our coming debt maturities as well as our negative cash flow from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences pursuant to indemnification agreements, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, stockholder suits and tax matters and as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of June 30, 2019.

Contractual Obligations

During the six months ended June 30, 2019, there were no material changes to our contractual obligations described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, filed with the SEC on February 26, 2019, other than the fulfillment of existing obligations in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Interest Rate Risk

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements and foreign currency exchange risk. Our cash, cash equivalents and available-for-sale securities as of June 30, 2019, consisted primarily of money market funds, U.S. Treasury securities and corporate debt securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our market risk associated with interest rate movements is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at June 30, 2019, by approximately $0.4 million. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

We may not be able to successfully develop, launch and commercialize VI-0106 or any other potential future development programs.

We may not be able to effectively develop and profitably launch and commercialize tacrolimus or any other potential future development programs which we may undertake, which will include our ability to:

•	successfully develop a proprietary formulation of tacrolimus as a precursor to the clinical development process;
•

effectively conduct phase 2 and phase 3 clinical testing on tacrolimus, which could be delayed by slow patient enrollment, long treatment time required to demonstrate effectiveness, disruption of operations at clinical trial sites, adverse medical events or side effects in treated patients, failure of patients taking the placebo to continue to participate in the clinical trials, and insufficient clinical trial data to support effectiveness of VI-0106;

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

We intend to enter into collaborative arrangements or a strategic alliance with one or more pharmaceutical partners or others to commercialize Qsymia and STENDRA/SPEDRA in territories that are not covered by our current commercial collaboration agreements. For example, Qsymia is currently licensed for sale only in the U.S. and we have a commercialization agreement to market Qsymia in South Korea. STENDRA/SPEDRA is currently not marketed in Africa, the Middle East, Turkey, the CIS, Mexico and Central America. We may be unable to enter into agreements with third parties for Qsymia or STENDRA/SPEDRA for these territories on favorable terms or at all, which could delay, impair, or preclude our ability to commercialize Qsymia and STENDRA/SPEDRA in these territories.

Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing our products abroad.

In order to market products in many foreign jurisdictions, we, or our partners, must obtain separate regulatory approvals. Approval by FDA in the U.S. does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. For example, while our drug STENDRA/SPEDRA has been approved in both the U.S. and the EU, our drug Qsymia has been approved in the U.S. but was denied a marketing authorization by the EC due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsymia would not have been indicated. We intend to seek approval for Qsymia in the EU and also intend to seek approval, either directly or through our collaboration partners, for Qsymia and STENDRA in other territories outside the U.S. and the EU. However, we have had limited interactions with foreign regulatory authorities, having relied in large part on third parties to lead any such interactions, and the approval procedures vary among countries and can involve additional clinical testing. Foreign regulatory approvals may not be obtained, by us or our collaboration partners responsible for obtaining approval, on a timely basis, or at all, for any of our products. The failure to receive regulatory approvals in a foreign country would prevent us from marketing and commercializing our products in that country, which could have a material adverse effect on our business, financial condition and results of operations.

We, together with Alvogen, Menarini, Metuchen, Janssen and any potential future collaborators in certain territories, intend to market Qsymia and STENDRA/SPEDRA outside the U.S., which will subject us to risks related to conducting business internationally.

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

In particular, we license the rights to avanafil from MTPC, and we have certain obligations to MTPC in connection with that license. We acquired the rights to PANCREAZE from Janssen. We license the rights to Qsymia from Dr. Najarian. We believe we are in compliance with the material terms of our license agreements with MTPC, Janssen and Dr. Najarian. However, there can be no assurance that this compliance will continue or that the licensors will not have a differing interpretation of the material terms of the agreements. If the license agreements were terminated early or if the terms of the licenses were contested for any reason, it would have a material adverse impact on our ability to commercialize products subject to these agreements, our ability to raise funds to finance our operations, our stock price and our overall financial condition. The monetary and disruption costs of any disputes involving our agreements could be significant despite rulings in our favor.

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

Risks Relating to our Financial Position and Need for Financing

We will require additional capital for our debt servicing requirements and future operating plans, and we may not be able to secure the requisite additional funding on acceptable terms, or at all, which would not allow us to continue our operations at current levels and may force us to delay, reduce or eliminate commercialization or development efforts.

We anticipate that we will require additional funding prior to May 2020 to service our existing debt, fund operations and pursue development and commercial opportunities. Our future capital requirements will depend upon numerous factors, including:

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

As of June  30, 2019, we have $181.4 million in 4.5% Convertible Senior Notes due May 1, 2020, which we refer to as the Convertible Notes. The Convertible Notes are convertible into approximately 1,683,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 6.73038 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $148.58 per share, subject to adjustment under certain conditions. On October 8, 2015, IEH Biopharma LLC, a subsidiary of Icahn Enterprises L.P., announced that it had received tenders for $170,165,000 of the aggregate principal amount of our Convertible Notes in its previously announced cash tender offer for any and all of the outstanding Convertible Notes. The Convertible Notes are convertible at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. Investors in our common stock will be diluted to the extent the Convertible Notes are converted into shares of our common stock, rather than being settled in cash.

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

At June  30, 2019, we had $94.4 million in cash, cash equivalents and available-for-sale securities. While at June  30, 2019, our excess cash balances were invested in money market, U.S. Treasury securities and corporate debt securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. Treasury securities or corporate debt securities as of June 30, 2019. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

We have an accumulated deficit of $894.4 million as of June 30, 2019, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $894.4 million for the period from our inception through June 30, 2019, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

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

Our operating results will likely fluctuate from fiscal quarter to fiscal quarter, and from year to year, and are difficult to predict. Product sales of Qsymia may never increase or become profitable. We may be unsuccessful in properly integrating and profitably marketing PANCREAZE. In addition, although we have entered into license and commercialization agreements with Menarini to commercialize and promote SPEDRA for the treatment of ED in over 40 countries, including the EU,  and with Metuchen to commercialize STENDRA in the U.S., Canada, South America and India, we and they may not be successful in commercializing avanafil in these territories. Our operating expenses are largely independent of sales in any particular period. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors. These factors include, but are not limited to, the level of patient demand for Qsymia and STENDRA, the ability of our distribution partners to process and ship product on a timely basis, the success of our third-party’s manufacturing efforts to meet customer demand, fluctuations in foreign exchange rates, investments in sales and marketing efforts to support the sales of Qsymia and STENDRA, investments in the research and development efforts, and expenditures we may incur to acquire additional products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

VIVUS, INC.

INDEX TO EXHIBITS

1.	2.	3.
EXHIBIT NUMBER		DESCRIPTION

3.1(1)		Restated Certificate of Incorporation of the Registrant, as amended and restated through September 10, 2018.

3.2(2)		Amended and Restated Bylaws of the Registrant, as further amended.

3.3(3)		Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(4)		Specimen Common Stock Certificate of the Registrant.

4.2(5)		Amended and Restated Preferred Stock Rights Agreement dated as of November 9, 2016, between the Registrant and Computershare Trust Company, N.A.

4.3(6)		Indenture dated as of May 21, 2013, by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee.

4.4(7)		Form of 4.50% Convertible Senior Note due May 1, 2020 (included in Exhibit 4.3).

4.5(8)		Warrant to Purchase Shares of Common Stock issued to Torreya Capital, LLC dated February 23, 2018.

4.6(9)		Indenture, dated as of June 8, 2018, among the Registrant, the other guarantors from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent.

4.7(10)		Form of 2024 Note (included in Exhibit 4.6).

4.8(11)		Form of Athyrium Warrant, dated as of June 8, 2018.

4.9(12)#	Form of Warrant to be issued by the Registrant to certain shareholders of Willow Biopharma Inc.

4.10(13)	First Supplemental Indenture, dated as of October 11, 2018, among the Registrant, as issuer and U.S. Bank National Association, as trustee and collateral agent.

10.1*	Amendment No. 5 to Collateral Agreement dated as of June 5, 2019 between the Registrant and U.S. Bank National Association, as trustee and collateral agent.

10.2*††	Amendment No1 to the Manufacturing and Supply Agreement dated May 22, 2019 between the Registrant and Sanofi Winthrop Industrie.

10.3*††	Amendment No. 1 to License and Commercialization Agreement and Commercial Supply Agreement dated May 21, 2019 between the Registrant and the Menarini Group through its subsidiary Berlin-Chemie AG.

10.4*††	Amended and Restated Know-How License and Supply Agreement dated November 3, 2017 between Janssen Pharmaceuticals, Inc. and Nordmark Arzneimittel GmbH & Co. KG.
10.5*††	First Amendment to the Amended and Restated Know-How License and Supply Agreement dated June 26, 2019 between the Registrant and Nordmark Arzneimittel GmbH & Co. KG.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June  30, 2019, formatted in eXtensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes.

††Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K.

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

Date: August 6, 2019	VIVUS, Inc.

/s/ John P. Amos
John P. Amos
Chief Executive Officer

/s/ Mark K. Oki
Mark K. Oki
Senior Vice President, Chief Financial Officer and Chief Accounting Officer