Form 10-Q
period 2019-09-30
VIVUS INC
filed 2019-11-05
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

At October 31, 2019,  10,642,713 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30,	December 31,
	2019	2018
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$40,113	$30,411
Available-for-sale securities	—	80,838
Accounts receivable, net	24,065	25,608
Inventories	30,008	23,132
Prepaid expenses and other current assets	6,979	7,538
Total current assets	101,165	167,527
Fixed assets, net	273	341
Right-of-use assets	1,299	—
Intangible and other non-current assets	123,366	134,279
Total assets	$226,103	$302,147
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,159	$8,921
Accrued and other liabilities	34,304	33,044
Deferred revenue	1,251	1,235
Current portion of lease liability	768	—
Current portion of long-term debt	184,190	—
Total current liabilities	226,672	43,200
Long-term debt	58,538	294,446
Deferred revenue, net of current portion	3,376	4,290
Lease liability, net of current portion	788	—
Non-current accrued and other liabilities	—	234
Total liabilities	289,374	342,170
Commitments and contingencies
Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000 shares authorized; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock; $.001 par value; 200,000 shares authorized; 10,643 and 10,636 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	11	11
Additional paid-in capital	842,185	840,751
Accumulated other comprehensive loss	(6)	(270)
Accumulated deficit	(905,461)	(880,515)
Total stockholders’ deficit	(63,271)	(40,023)
Total liabilities and stockholders’ deficit	$226,103	$302,147

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Net product revenue	$14,849	$16,484	$43,450	$39,366
License and milestone revenue	2,500	—	2,500	—
Supply revenue	64	478	3,448	3,203
Royalty revenue	557	1,126	3,108	2,379
Total revenue	17,970	18,088	52,506	44,948

Operating expenses:
Cost of goods sold (excluding amortization)	3,016	3,484	11,701	9,400
Amortization of intangible assets	3,638	3,638	10,914	5,002
Sales and marketing	4,514	3,096	13,655	10,896
General and administrative	4,693	5,360	15,440	19,339
Research and development	3,266	2,102	8,087	5,547
Total operating expenses	19,127	17,680	59,797	50,184

(Loss) Income from operations	(1,157)	408	(7,291)	(5,236)

Interest expense and other expense, net	9,911	9,595	17,661	27,162
Loss before income taxes	(11,068)	(9,187)	(24,952)	(32,398)
Provision for income taxes	4	36	4	52
Net loss	$(11,072)	$(9,223)	$(24,956)	$(32,450)

Basic and diluted net loss per share:	$(1.04)	$(0.87)	$(2.35)	$(3.06)
Shares used in per share computation:
Basic and diluted	10,643	10,628	10,640	10,617

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(11,072)	$(9,223)	$(24,956)	$(32,450)
Unrealized (loss) gain on securities, net of taxes	(200)	109	271	209
Translation adjustment	(7)	—	(7)	1
Comprehensive loss	$(11,279)	$(9,114)	$(24,692)	$(32,240)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balances, July 1, 2018	10,624	$11	$839,405	$(508)	$(866,792)	$(27,884)
Exercise of common stock options for cash	2	—	18	—	—	18
Vesting of restricted stock units	2	—	—	—	—	—
Share-based compensation expense	—	—	677	—	—	677
Net unrealized gain on securities	—	—	—	109	—	109
Net loss	—	—	—	—	(9,223)	(9,223)
Balances, September 30, 2018	10,628	11	840,100	(399)	(876,015)	(36,303)

Balances, July 1, 2019	10,643	$11	$841,702	$201	$(894,389)	$(52,475)
Share-based compensation expense	—	—	483	—	—	483
Translation adjustment	—	—	—	(7)	—	(7)
Net unrealized loss on securities	—	—	—	(200)	—	(200)
Net loss	—	—	—	—	(11,072)	(11,072)
Balances, September 30, 2019	10,643	$11	$842,185	$(6)	$(905,461)	$(63,271)

Balances, January 1, 2018	10,603	$11	$834,824	$(608)	$(843,565)	$(9,338)
Sale of common stock through employee stock purchase plan	5	—	24	—	—	24
Exercise of common stock options for cash	10	—	78	—	—	78
Vesting of restricted stock units	10	—	—	—	—	—
Share-based compensation expense	—	—	2,651	—	—	2,651
Warrants issued for acquisition of PANCREAZE	—	—	828	—	—	828
Warrants issued in association with the issuance of debt	—	—	1,695	—	—	1,695
Net unrealized gain on securities	—	—	—	209	—	209
Net loss	—	—	—	—	(32,450)	(32,450)
Balances, September 30, 2018	10,628	11	840,100	(399)	(876,015)	(36,303)

Balances, January 1, 2019	10,636	$11	$840,751	$(270)	$(880,515)	$(40,023)
Sale of common stock through employee stock purchase plan	6	—	16	—	—	16
Vesting of restricted stock units	1	—	—	—	—	—
Share-based compensation expense	—	—	1,418	—	—	1,418
Translation adjustment	—	—	—	(7)	—	(7)
Net unrealized gain on securities	—	—	—	271	—	271
Cumulative effect of accounting change	—	—	—	—	10	10
Net loss	—	—	—	—	(24,956)	(24,956)
Balances, September 30, 2019	10,643	$11	$842,185	$(6)	$(905,461)	$(63,271)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities:
Net loss	$(24,956)	$(32,450)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	11,024	5,197
Amortization of debt issuance costs and discounts	(3,069)	15,390
Amortization of discount or premium on available-for-sale securities	(502)	638
Share-based compensation expense	1,418	2,650
Changes in assets and liabilities:
Accounts receivable	1,543	(11,438)
Inventories	(8,065)	(3,276)
Prepaid expenses and other assets	789	(577)
Accounts payable	(2,762)	(5,589)
Accrued and other liabilities	2,401	3,698
Deferred revenue	(898)	(904)
Net cash used for operating activities	(23,077)	(26,661)
Investing activities:
Fixed asset purchases	(42)	(34)
Acquisition of PANCREAZE license	—	(135,000)
Purchases of available-for-sale securities	(16,879)	(7,604)
Proceeds from maturity of available-for-sale securities	42,087	48,356
Proceeds from sales of available-for-sale securities	56,403	61,666
Net cash provided by (used for) investing activities	81,569	(32,616)
Financing activities:
Net proceeds from debt issuance	—	107,991
Repayments of notes payable	(48,649)	(57,187)
Principal payments of financing leases	(150)	—
Net proceeds from exercise of common stock options	—	79
Sale of common stock through employee stock purchase plan	16	24
Net cash (used for) provided by financing activities	(48,783)	50,907
Effect of exchange rates on cash and cash equivalents	(7)	—
Net increase (decrease) in cash and cash equivalents	9,702	(8,370)
Cash, cash equivalents and restricted cash:
Beginning of year	30,411	66,392
End of period	$40,113	$58,022

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER  30, 2019

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

VIVUS is a specialty pharmaceutical company with three approved therapies (Qsymia®, PANCREAZE® and STENDRA®/SPEDRA™) and one product candidate in clinical development (VI-0106). Qsymia (phentermine and topiramate extended release) is approved by the U.S. Food and Drug Administration (“FDA”) for chronic weight management. In June 2018, the Company acquired the U.S. and Canadian commercial rights for PANCREAZE (pancrelipase), which is indicated for the treatment of exocrine pancreatic insufficiency due to cystic fibrosis or other conditions. STENDRA (avanafil) is approved by FDA for erectile dysfunction (“ED”), and by the European Commission (“EC”) under the trade name SPEDRA, for the treatment of ED. The Company commercializes Qsymia and PANCREAZE in the U.S. through a specialty sales force supported by an internal commercial team. The Company licenses the commercial rights to STENDRA/SPEDRA in the U.S., EU and other countries. VI-0106 (tacrolimus) is in clinical development and is being studied in patients with pulmonary arterial hypertension (“PAH”).

When reference is made to the “Company” or “VIVUS” in these footnotes, it refers to the Delaware corporation, or VIVUS, Inc., and, unless the context otherwise requires, its California predecessor, as well as all of its consolidated subsidiaries.

Liquidity and Ability to Continue as a Going Concern

At September 30, 2019, the Company’s accumulated deficit was approximately $905.5 million and its cash and cash equivalents were $40.1 million. As of September 30, 2019, the Company had a total of $242.7 million in debt, $181.4 million of which is due May 2020. See Note 14 for additional information regarding the Company’s debt.

The Company does not currently have sufficient cash and/or credit facilities in place to address the debt due May 2020 and is actively pursuing funding, which may come through public or private debt or equity financings, collaborations or other available financing sources. Such funding may not be available on acceptable terms, or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, the Company will not be able to continue its operations at its current level and may be required to relinquish rights to certain of its technologies, product candidates or products that it would otherwise seek to develop on its own. It might also be required to delay, reduce the scope of or eliminate one or more of its commercialization or development programs or obtain funds through collaborations with others that are on unfavorable terms or restructure the Company in other ways that may not be favorable. Even if adequate funds become available, the Company may need to raise additional funds in the near future to finance operations and pursue development and commercial opportunities.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Management has evaluated all events and transactions that occurred after September 30, 2019 through the date these unaudited condensed consolidated financial statements were filed. There were no events or transactions during this period that require recognition or disclosure in these unaudited condensed consolidated financial statements. The condensed consolidated balance sheet data as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies since the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 with the exception of accounting for leases as described below and in Note 12.

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

Supply Revenue

The Company produces STENDRA/SPEDRA through a contract manufacturing partner and then sells it to the Company’s commercialization partners. The Company is the primary responsible party in the commercial supply arrangements and bears significant risk in the fulfillment of the obligations, including risks associated with manufacturing, regulatory compliance and quality assurance, as well as inventory, financial and credit loss. As such, the Company recognizes supply revenue on a gross basis as the principal party in the arrangements. The Company recognizes supply revenue at the time of shipment and, in the unusual case where the product does not meet contractually-specified product dating criteria at the time of shipment to the partner, the Company records a reserve for estimated product returns. There are no such reserves as of September 30, 2019.

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

Revenue by Source and Geography

Revenue disaggregated by revenue source and by geographic region was as follows (in thousands):

	Three Months Ended September 30,
	2019				2018
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$9,583	$—		$9,583	$9,737	$—		$9,737
Qsymia—License revenue	—	2,500		2,500	—	—		—
PANCREAZE - Net product revenue	5,133	133		5,266	6,747	—		6,747
PANCREAZE - Royalty revenue	—	—		—	—	576		576
STENDRA/SPEDRA—Supply revenue	—	64		64	—	478		478
STENDRA/SPEDRA—Royalty revenue	—	557		557	—	550		550
Total revenue	$14,716	$3,254	(1)	$17,970	$16,484	$1,604	(2)	$18,088

	Nine Months Ended September 30,
	2019				2018
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$28,000	$—		$28,000	$30,503	$—		$30,503
Qsymia—License revenue	—	2,500		2,500	—	—		—
PANCREAZE - Net product revenue	15,317	133		15,450	8,863	—		8,863
PANCREAZE - Royalty revenue	—	1,557		1,557	—	650		650
STENDRA/SPEDRA—Supply revenue	—	3,448		3,448	1,071	2,132		3,203
STENDRA/SPEDRA—Royalty revenue	—	1,551		1,551	—	1,729		1,729
Total revenue	$43,317	$9,189	(3)	$52,506	$40,437	$4,511	(4)	$44,948

(1)	$2.5 million of which was attributable to South Korea, $0.6 million of which was attributable to Germany and $0.1 million of which was attributable to Canada.
(2)	$1.0 million of which was attributable to Germany and $0.6 million of which was attributable to Canada.
(3)	$5.0 million of which was attributable to Germany, $1.7 million of which was attributable to Canada, and $2.5 million of which was attributable to South Korea.
(4)	$3.9 million of which was attributable to Germany and $0.6 million of which was attributable to Canada.

Revenue and cost of goods sold by source was as follows (in thousands):

	Three Months Ended September 30,
	2019				2018
	Qsymia	PANCREAZE	STENDRA/ SPEDRA	Total	Qsymia	PANCREAZE	STENDRA/ SPEDRA	Total
Net product revenue	$9,583	$5,266	$—	$14,849	$9,737	$6,747	$—	$16,484
License	2,500	—	—	2,500	—	—	—	—
Supply revenue	—	—	64	64	—	—	478	478
Royalty revenue	—	—	557	557	—	576	550	1,126
Total revenue	$12,083	$5,266	$621	$17,970	$9,737	$7,323	$1,028	$18,088

Cost of goods sold (excluding amortization)	$1,484	$1,429	$103	$3,016	$953	$2,006	$525	$3,484
Amortization of intangible assets	$91	$3,547	$—	$3,638	$91	$3,547	$—	$3,638

	Nine Months Ended September 30,
	2019				2018
	Qsymia	PANCREAZE	STENDRA/ SPEDRA	Total	Qsymia	PANCREAZE	STENDRA/ SPEDRA	Total
Net product revenue	$28,000	$15,450	$—	$43,450	$30,503	$8,863	$—	$39,366
License	2,500	—	—	2,500	—	—	—	—
Supply revenue	—	—	3,448	3,448	—	—	3,203	3,203
Royalty revenue	—	1,557	1,551	3,108	—	650	1,729	2,379
Total revenue	$30,500	$17,007	$4,999	$52,506	$30,503	$9,513	$4,932	$44,948

Cost of goods sold (excluding amortization)	$3,809	$4,659	$3,233	$11,701	$3,648	$2,574	$3,178	$9,400
Amortization of intangible assets	$272	$10,642	$—	$10,914	$272	$4,730	$—	$5,002

3. SHARE-BASED COMPENSATION

Total share-based compensation expense for all of the Company’s share-based awards was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of goods sold	$15	$18	$42	$48
Selling and marketing	71	89	211	263
General and administrative	346	492	1,010	2,105
Research and development	51	77	155	234
Total share-based compensation expense	$483	$676	$1,418	$2,650

Share-based compensation expense capitalized as part of the cost of inventory	$8	$4	$22	$5

4.  CASH, CASH EQUIVALENTS, AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type are presented in the tables that follow (in thousands).

As of September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents	Cost	Gains	Losses	Fair Value
Cash and money market funds	$40,113	$—	$—	$40,113

	As of December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$30,411	$—	$—	$30,411
U.S. Treasury securities	42,261	34	(111)	42,184
Corporate debt securities	38,848	9	(203)	38,654
Total	111,520	43	(314)	111,249
Less amounts classified as cash and cash equivalents	(30,411)	—	—	(30,411)
Total available-for-sale securities	$81,109	$43	$(314)	$80,838

As of September 30, 2019, the Company had no available-for-sale securities. As of December 31, 2018, the Company’s available-for-sale securities were viewed by the Company as available to support current operations, and even those with original maturities in excess of 12 months were classified as current assets. Due to their short-term maturities, the Company believes that the fair value of its bank deposits, accounts payable and accrued expenses approximate their carrying value.

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

The following table represents the fair value hierarchy for our cash, cash equivalents and available-for-sale securities by major security type (in thousands):

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$40,113	$—	$—	$40,113

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$30,411	$—	$—	$30,411
U.S. Treasury securities	42,184	—	—	42,184
Corporate debt securities	—	38,654	—	38,654
Total	$72,595	$38,654	$—	$111,249

5.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	Balance as of
	September 30,	December 31,
	2019	2018
Qsymia	$15,887	$13,987
PANCREAZE	5,702	10,213
STENDRA/SPEDRA	2,733	1,560
	24,322	25,760
Allowance for cash discounts	(257)	(152)
Net	$24,065	$25,608

6.  INVENTORIES

Inventories consist of the following (in thousands):

	Balance as of
	September 30,	December 31,
	2019	2018
Raw materials	$22,648	$17,813
Work-in-process	3,100	1,719
Finished goods	4,260	3,600
Inventories, net	$30,008	$23,132

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

7.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	Balance as of
	September 30,	December 31,
	2019	2018
Prepaid sales and marketing expenses	$1,874	$1,525
Prepaid insurance	142	1,451
Taxes receivable	745	779
Other prepaid expenses and assets	4,218	3,783
Total	$6,979	$7,538

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

8. INTANGIBLE AND OTHER NON-CURRENT ASSETS

Intangible and other non-current assets consist of the following (in thousands):

	September 30, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
PANCREAZE license (1)	$141,895	$(18,919)	$122,976	$141,895	$(8,277)	$133,618
Janssen patents (2)	3,050	(2,868)	182	3,050	(2,597)	453
Other non-current assets (3)	208	—	208	208	—	208
Total	$145,153	$(21,787)	$123,366	$145,153	$(10,874)	$134,279

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

(3)	Other non-current assets primarily consist of real estate deposits.

Amortization of intangible assets was $3.6 million and $3.6 million for the three months ended September 30, 2019 and 2018, respectively, and $10.9 million and $5.0 million for the nine months ended September 30, 2019 and 2018, respectively. Future expected amortization expenses for intangible assets as of September  30, 2019 are as follows (in thousands):

2019 (rest of year)	$3,638
2020	14,280
2021	14,190
2022	14,190
2023	14,190
Thereafter	62,670
Total	$123,158

9. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following (in thousands):

	Balance as of
	September 30,	December 31,
	2019	2018
Reserve for product returns (see Note 2)	$14,679	$14,878
Product-related accruals (see Note 2)	6,771	8,272
Accrued manufacturing costs	3,894	4,313
Accrued interest on debt (see Note 14)	3,045	—
Accrued employee compensation and benefits	1,916	2,591
Other accrued liabilities	3,999	2,990
Total	$34,304	$33,044

The amounts included in other accrued liabilities consist of obligations primarily related to sales, marketing, research, clinical development, corporate activities, the STENDRA license and royalties.

10. NON-CURRENT ACCRUED AND OTHER LIABILITIES

Non-current accrued and other liabilities at December 31, 2018 were comprised of deferred rent. See Note 12.

11. DEFERRED REVENUE

Deferred revenue relates to a prepayment for future royalties on sales of SPEDRA. In the three and nine months ended September 30, 2019, the Company recorded $0.3 million and $0.9 million, respectively, of revenues which had been deferred as of December 31, 2018. In the three and nine months ended September 30, 2018, the Company recorded $0.3 million and $0.9 million, respectively, of revenues which had been deferred as of December 31, 2017. These amounts were applied against the prepayment for future royalties.

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

The Company’s leases have remaining lease terms of from less than 1 year up to 2.1 years, some of which include options to extend the leases for up to 2 years.

The components of lease expense were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Operating lease cost	$130	$391

Finance lease cost:
Amortization of right-of-use assets	$52	$156
Interest on lease liabilities	3	8
Total finance lease cost	$55	$164

Supplemental balance sheet information related to leases was as follows:

Balance as of
September 30,
2019
Right-of-use assets:
Operating leases	$890
Financing leases	409
Total right-of-use assets	$1,299

Current portion of lease liability:
Operating leases	$553
Financing leases	215
Total current portion of lease liability	$768

Lease liability, net of current portion
Operating leases	$597
Financing leases	191
Total lease liability, net of current portion	$788

The weighted average remaining lease term as of September  30, 2019 was 1.9 years for operating leases and 1.9 years for financing leases. The weighted average discount rate as of September  30, 2019 was 7.8% for operating leases and 2.9% for financing leases.

Future payments of lease liabilities are as follows:

	Operating Leases	Finance Leases
2019 (rest of year)	$155	$56
2020	610	224
2021	482	117
2022	-	21
Total lease payments	1,247	418
Less imputed interest	(97)	(12)
Total	$1,150	$406

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

In May 2019, the Company entered into Amendment No. 1 to the License and Commercialization Agreement and Commercial Supply Agreement with Menarini effective as of January 1, 2019, pursuant to which certain amendments were made to the Menarini License Agreement and the Menarini Supply Agreement, which include: (i) under the Menarini License Agreement, Menarini’s exclusive license to commercialize and promote the Company’s drug avanafil for the treatment of erectile dysfunction will be limited to over 40 European countries and will no longer include Australia and New Zealand; (ii) under the Menarini License Agreement, the timing requirements of the product launches by Menarini have been adjusted; (iii) under the Menarini License Agreement, the milestone payments have been adjusted to reflect the removal of Australia and New Zealand and will continue to be non-refundable and non-creditable, with one exception added for certain costs and expenses incurred by Menarini for development work related to an avanafil development opportunity in the Menarini territory (“Menarini Development”); (iv) under the Menarini License Agreement, the royalties on avanafil sales payable by Menarini to the Company will be adjusted to allow Menarini to recoup certain Menarini Development costs and expenses but only as to sales of the Menarini Development product unless the Menarini Development product is commercialized by the Company or its sublicensees outside the Menarini territory; (v) under the Menarini Supply Agreement, the minimum purchase obligations for Menarini will be modified and extended, including the ability of Menarini to satisfy its minimum purchase obligations with the purchase of avanafil active pharmaceutical ingredient (“API”) and the addition of minimum purchase obligations for the calendar years for the extended term; and (vi) under the Menarini Supply Agreement, the term will be extended to December 31, 2023, unless otherwise agreed by the parties in writing.  The Company and Menarini have entered into standalone agreements relating to Australia and New Zealand, including a license with royalties and milestone payments and a supply agreement.

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

Metuchen will obtain STENDRA exclusively from the Company for a mutually agreed term pursuant to the Metuchen Supply Agreement. Metuchen may elect to transfer the control of the supply chain for STENDRA for the Metuchen Territory to itself or its designee by assigning to Metuchen the Company’s agreements with the contract manufacturer. For 2016 and each subsequent calendar year during the term of the Metuchen Supply Agreement, if Metuchen fails to purchase an agreed minimum purchase amount of STENDRA from the Company, it will reimburse the Company for the shortfall as it relates to the Company’s out of pocket costs to acquire the API needed to manufacture the agreed upon minimum purchase amount of STENDRA. Upon the termination of the Metuchen Supply Agreement (other than by Metuchen for the Company’s uncured material breach or upon completion of the transfer of the control of the supply chain), Metuchen’s agreed minimum purchase amount of STENDRA from the Company shall accelerate for the entire then current initial term or renewal term, as applicable. The initial term under the Metuchen Supply Agreement will be for a period of five years, with automatic renewal for successive two-year periods unless either party provides a termination notice to the other party at least two years in advance of the expiration of the then current term. On September 30, 2019, Metuchen provided a written notice of termination of the Metuchen Supply Agreement effective September 30, 2021.

Alvogen

In September 2017, the Company entered into a license and commercialization agreement (the “Alvogen License Agreement”) and a commercial supply agreement (the “Alvogen Supply Agreement”) with Alvogen Malta Operations (ROW) Ltd (“Alvogen”). Under the terms of the Alvogen License Agreement, Alvogen will be solely responsible for obtaining and maintaining regulatory approvals for all sales and marketing activities for Qsymia in South Korea. The Company received an upfront payment of $2.5 million in September 2017, which was recorded in license and milestone revenue in the third quarter of 2017, and $2.5 million in the third quarter of 2019 upon Alvogen receiving marketing authorization. The Company is eligible to receive additional payments upon commercial launch and reaching a sales milestone. Additionally, the Company will receive a royalty on Alvogen’s Qsymia net sales in South Korea. Under the Alvogen Supply Agreement, the Company will supply product to Alvogen on an exclusive basis.

PANCREAZE

In June 2018, the Company closed on an Asset Purchase Agreement (the “PANCREAZE Purchase Agreement”) with Janssen Pharmaceuticals, Inc. (“Janssen”) pursuant to which the Company acquired the rights to PANCREAZE and PANCREASE MT in the U.S. and Canada and certain existing inventory for a purchase price of $135.0 million in cash.

The Company also acquired all of the outstanding shares of Willow Biopharma Inc. (“Willow”). Willow had no significant assets at the time of acquisition. The Company issued fully-exercisable warrants to the former owners of Willow, including John Amos, M. Scott Oehrlein and Kenneth Suh, the Company’s current Chief Executive Officer, former Chief Operations Officer and former President, respectively, for the purchase of 357,000 shares of the Company’s common stock at an exercise price of $3.70 per share and agreed to assume certain of Willow’s liabilities. The amounts paid to the former owners were accounted for as a fee for the acquisition of PANCREAZE.

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

In connection with the PANCREAZE Purchase Agreement, the Company and Janssen also entered into transition services agreements pursuant to which Janssen and a Canadian affiliate of Janssen will provide certain transition services to the Company in the U.S. and Canada as the Company transitions to full control over the PANCREAZE supply chain. The Company and Johnson & Johnson Health Care Systems Inc., a New Jersey corporation and an affiliate of Janssen, also entered into a Long-Term Collaboration Agreement pursuant to which they will cooperate in the reporting and certification of pricing and sales data and the payment of rebates and discounts under certain governmental programs. These agreements terminated in the third quarter of 2019.

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

14. LONG-TERM DEBT AND COMMITMENTS

The Company’s indebtedness consists of the following (in thousands):

	Balance as of
	September 30,	December 31,
	2019	2018
Convertible senior notes due 2020	$181,426	$181,426
Unamortized discount and debt issuance costs	2,764	6,358
Convertible senior notes due 2020, net	184,190	187,784

2024 Notes	61,351	110,000
Unamortized premium and debt issuance costs, net	(2,813)	(3,338)
2024 Notes, net	58,538	106,662

Total debt	242,728	294,446
Less current portion	184,190	—
Total long-term debt	$58,538	$294,446

Convertible Senior Notes Due 2020

In May 2013, the Company closed offerings of $250.0 million in 4.5% Convertible Senior Notes due May 2020 (the “Convertible Notes”). The Convertible Notes are governed by an indenture, dated May 2013 between the Company and Deutsche Bank National Trust Company, as trustee. Total net proceeds from the Convertible Notes were approximately $241.8 million. The Convertible Notes are convertible at a conversion rate of $148.58 per share at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. On or after November 1, 2019, holders may convert all or any portion of their Convertible Notes at any time at their option at the conversion rate then in effect, regardless of these conditions. Subject to certain limitations, the Company will settle conversions of the Convertible Notes by paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of our common stock, at the Company’s election. Interest payments are made quarterly. In June 2018, the Company repurchased $60.0 million of face value of the Convertible Notes for $51.0 million in cash plus accrued but unpaid interest using funds received from the issuance of the Company’s 2024 Notes (as defined below.) This transaction was accounted for as a debt modification with the gain applied to the modified debt. In October 2018, the Company repurchased $8.6 million of face value of the Convertible Notes for $7.1 million in cash plus accrued but unpaid interest. This transaction was accounted for as an extinguishment of debt and the gain of $1.4 million was recorded on the statement of operations as a gain on extinguishment of debt. The Convertible Notes mature on May 1, 2020.

2024 Notes

In June 2018, the Company entered into an indenture (the “Indenture”) with U.S. Bank National Association as trustee and collateral agent regarding the purchase agreement entered into with affiliates of Athyrium Capital Management (collectively, the “Purchasers”) for the issuance and sale of (i) $110.0 million of 10.375% senior secured notes due 2024 (the “2024 Notes”), (ii) up to an additional $10.0 million of 10.375% 2024 Notes to be issued subsequently at the Company’s option within 12 months of the issue date of the 2024 Notes, subject to certain conditions, and (iii) a warrant for 330,000 shares issued concurrently with the issuance of the 2024 Notes. The 2024 Notes were issued at a purchase price equal to 99% of the principal amount and contain customary representations, warranties, covenants, conditions and indemnities.

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

As of June 30, 2019, the Company was not in compliance with a covenant in the Indenture related to PANCREAZE net revenues. The Company subsequently received a waiver from the consenting noteholders with respect to any potential event of default or default that may have resulted from such covenant non-compliance. In September 2019, the Company entered into a second supplemental indenture (the “Second Supplemental Indenture”) which amended the Indenture to (i) revise the compliance dates for minimum quarterly PANCREAZE net sales, (ii) reduce the minimum unrestricted cash equivalents, and (iii) effect the pledge of material intellectual property related to Qsymia® and PANCREAZE®. The Second Supplemental Indenture was entered into in satisfaction of the conditions set forth in the waiver of default obtained in connection with the Indenture. As of September 30, 2019, the Company was in compliance with the covenants in the Indenture as modified by the Second Supplemental Indenture.

In September 2019, the Company repurchased $48.6 million aggregate principal amount of the 2024 Notes plus prepayment premiums of an aggregate of $6.4 million. The prepayment premiums were recorded as interest expense. There was no gain or loss on the transaction.

Future estimated payments, including interest, on all of the Company’s indebtedness as of September 30, 2019 are as follows (in thousands):

2019 (rest of year)	$5,673
2020	192,327
2021	20,152
2022	23,034
2023	21,076
Thereafter	9,822
$272,084

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

As the Company recognized a net loss for each of the three- and nine-month periods ended September 30, 2019 and 2018, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. Awards and options which were not included in the computation of diluted net loss per share because the effect would be anti-dilutive were 2,811,000 and 1,499,000, respectively, for the three months ended September 30, 2019 and 2018 and 2,863,000 and 1,629,000, respectively, for the nine months ended September 30, 2019 and 2018.

16. INCOME TAXES

For the three and nine months ended September  30, 2019, the Company recorded a provision  for income taxes of $4,000 and $4,000, respectively. For the three and nine months ended September  30, 2018, the Company recorded a provision for income taxes of $36,000 and $52,000, respectively. The provision for income taxes for each of the periods was primarily comprised of state taxes during the period.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets in the United States as of September  30, 2019. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

As of September 30, 2019, the Company’s unrecognized tax benefits were related to federal and California research and development credits which result in an unrecognized tax benefit balance of $102,000. The Company does not expect to have any other significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, certain tax years remain open to tax audit. The Company’s policy is to recognize interest and penalties related to uncertain tax positions (if any) as a component of the income tax provision.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other changes is an interest expense deduction limitation effective January 1, 2018. For the periods ending September  30, 2019 and 2018, the Company estimated $13.0 million and $8.6 million, respectively, of non-deductible accrued interest expense in the forecasted taxable income calculation.

On January 1, 2019, the Company adopted Accounting Standards Update 2016-02, Leases  (“ASC 842”). See Note 12. The Company has evaluated the income tax effect from the adoption of ASC 842 and has determined that there is no material impact to the tax provision.

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

For both of the periods ending September 30, 2019 and 2018, the Company estimated $0 of GILTI inclusion in the taxable income calculation. Due to the Company's limited foreign activity at this time, this did not have a material impact to the tax provision.

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

•	our ability to sell through the Qsymia retail pharmacy network and the Qsymia Advantage Program;
•	the impact of promotional programs for Qsymia on our net product revenue and net income (loss) in future periods;
•	our ability to ensure that the entire supply chain for Qsymia timely, efficiently and consistently delivers Qsymia to our customers and partners;
•	our ability to accurately forecast Qsymia demand;
•	our, or our current or potential partners’, ability to successfully seek and gain approval for Qsymia in territories outside the U.S.;
•	the timing of initiation and completion of the post-approval clinical studies required as part of the approval of Qsymia by the U.S. Food and Drug Administration (“FDA”);
•	the response from FDA to any data and/or information relating to post-approval clinical studies required for Qsymia;
•	our ability to work with FDA to significantly reduce or remove the requirements of the clinical post-approval cardiovascular outcomes trial (“CVOT”);
•	the impact of the indicated uses and contraindications contained in the Qsymia label and the Risk Evaluation and Mitigation Strategy (“REMS”) requirements;
•	the impact of any possible future requirement to provide further analysis of previously submitted clinical trial data;
•

our dialogue with certain Concerned Member States (as defined below) in Europe relating to the pending decentralized Marketing Authorization Application, the timing and scope of the assessment by such Concerned Member State health authorities of our Marketing Authorization Application, and ultimately the decision of such Concerned Member State health authorities on whether to grant Marketing Authorization for Qsymia in such EU countries;

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

•	Sanofi Chimie’s ability to manufacture the avanafil active pharmaceutical ingredient and Sanofi Winthrop Industrie’s ability to manufacture avanafil tablets;
•	the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand;

Risks and uncertainties related to our business:

•	our liquidity and capital resources;
•	our history of losses and variable quarterly results;
•	our ability to continue as a going concern;
•	the volatility and liquidity of the financial markets;
•	our expected future revenues, operations and expenditures;
•	our ability to effectively manage expenses;
•	risks related to our ability to protect our intellectual property and litigation in which we are involved or may become involved;
•	uncertainties of government or third-party payor reimbursement;
•	our reliance on sole-source suppliers, third parties and our collaborative partners;
•	our ability to successfully develop or acquire a proprietary formulation of tacrolimus;
•	our ability to identify and acquire cash flow generating assets and opportunities;
•

risks related to the failure to obtain or retain federal or state-controlled substances registrations and noncompliance with Drug Enforcement Administration (“DEA”) or state controlled substances regulations;

•	risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations;
•	our ability to demonstrate through clinical testing the quality, safety, and efficacy of our current and future investigational drug candidates or approved products;
•	the timing of initiation and completion of clinical trials and submissions to U.S. and foreign authorities;
•	compliance with post-marketing regulatory standards, post-marketing obligations or pharmacovigilance rules is not maintained;
•	our ability to execute on our business strategy to enhance long-term stockholder value;
•	our ability to address our outstanding balance of $181.4 million of the 4.5% Convertible Senior Notes due in May 2020 (the “Convertible Notes”);
•	our ability to successfully navigate recent changes to our Board of Directors and the senior management team; and
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

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

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

In April 2018, we announced the acquisition of Willow Biopharma Inc. (“Willow”). With this acquisition, we announced the addition of three new members to our senior leadership team. John Amos was named our new Chief Executive Officer and a member of the VIVUS Board of Directors. Kenneth Suh continued as President and Chief Executive Officer of Willow until being named President of VIVUS in August 2018. M. Scott Oehrlein was named to the newly created position of Chief Operations Officer of VIVUS. On October 2, 2019, the Company and Messrs. Suh and Oehrlein agreed that they would leave the Company, effective October 31, 2019. Their responsibilities will be assumed by current employees.

In April 2018, we entered into a note purchase agreement (the “Note Purchase Agreement”) with affiliates of Athyrium Capital Management (“Athyrium”) for the issuance and sale of up to $110.0 million of 10.375% 2024 Notes to be issued substantially concurrently with the consummation of the PANCREAZE acquisition. The Note Purchase Agreement also allows up to an additional $10.0 million of 10.375% 2024 Notes to be issued at our option within 12 months of the initial issue date, subject to certain conditions. Notes in the amount of $110.0 million were issued in June 2018. Concurrent with the issuance of the initial notes, we issued warrants to purchase 0.3 million shares of our common stock to the note holders. Additionally, concurrent with the issuance of the 2024 Notes, we repurchased Convertible Notes held by Athyrium, with a face value of $60.0 million, at a discount to par plus accrued interest. In October 2018, we settled a purchase of approximately $8.6 million outstanding principal amount of our Convertible Notes for approximately $7.1 million plus accrued interest. In September 2019, we repurchased $48.6 million aggregate principal amount of our 2024 Notes plus prepayment premiums of an aggregate of $6.4 million.  We continue our evaluation of alternatives for addressing our remaining $181.4 million of Convertible Notes. See the Liquidity and Capital Resources section below for a further discussion.

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

In September 2017, we entered into a license and commercialization agreement (the “Alvogen License Agreement”) and a commercial supply agreement (the “Alvogen Supply Agreement”) with Alvogen Malta Operations (ROW) Ltd (“Alvogen”). Under the terms of the Alvogen License Agreement, Alvogen is solely responsible for obtaining and maintaining regulatory approvals for all sales and marketing activities for Qsymia in South Korea. We received an upfront payment of $2.5 million in September 2017 and a payment of $2.5 million in September 2019 upon achieving marketing authorization. We are eligible to receive additional payments upon Alvogen achieving commercial launch and reaching a sales milestone. Additionally, we will receive a royalty on Alvogen’s Qsymia net sales in South Korea. Under the Alvogen Supply Agreement, we will supply product to Alvogen on an exclusive basis.

In October 2019, we announced that European regulatory agencies in Sweden, Denmark, Finland, Iceland, Norway, and Poland (the “Concerned Member States”) have accepted the Marketing Authorization Application (the “MAA”) for Qsymia on a decentralized basis, with Sweden acting as the lead. Under the decentralized MAA procedure, the regulatory authorities in each of the Concerned Member States may simultaneously provide Marketing Authorization for use of a product within those specific countries. Based on the decentralized MAA procedure timelines, we anticipate the completion of the MAA assessment in the second half of 2020.

PANCREAZE

Since its approval, PANCREAZE has been commercialized by Janssen. In June 2018, we acquired the commercial rights to PANCREAZE and PANCREASE MT in the U.S. and Canada. In connection with the acquisition of PANCREAZE, we and Janssen also entered into transition services agreements pursuant to which Janssen and a Canadian affiliate of Janssen will provide certain transition services to us in the U.S. and Canada as we transition to full control over the PANCREAZE supply chain, beginning in the first quarter of 2019.  In the first quarter of 2019, we relaunched PANCREAZE by leveraging our existing commercial infrastructure and expanding it to include 10 additional contract sales representatives in the U.S. focused on gastro-intestinal and cystic fibrosis physicians. We transitioned to direct sales in Canada in the third quarter of 2019.

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

	Right-of-Use Asset	Current Portion of Lease Liability	Lease Liability, Net of Current Portion	Current Portion of Deferred Rent	Deferred Rent, Net of Current Portion	Accumulated Deficit
Operating leases	$1,201	$512	$1,017	$(94)	$(234)	$—
Financing leases	329	131	188	—	—	10
Total	$1,530	$643	$1,205	$(94)	$(234)	$10

RESULTS OF OPERATIONS

Revenues

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
(in thousands, except for percentages)	2019	2018	(Decrease)	2019	2018	(Decrease)
Qsymia—Net product revenue	$9,583	$9,737	(2)%	$28,000	$30,503	(8)%
PANCREAZE - Net product revenue	5,266	6,747	(22)%	15,450	8,863	74%
License and milestone revenue	2,500	—	N/A	2,500	—	N/A
Supply revenue	64	478	(87)%	3,448	3,203	8%
STENDRA/SPEDRA royalty revenue	557	550	1%	1,551	1,729	(10)%
PANCREAZE royalty revenue	—	576	(100)%	1,557	650	140%
Total revenue	$17,970	$18,088	(1)%	$52,506	$44,948	17%

Net product revenue

Shipments and prescriptions for net product revenue consisted of the following:

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
(in thousands, except for percentages)	2019	2018	(Decrease)	2019	2018	(Decrease)
Qsymia units shipped to wholesalers	84	86	(2)%	246	263	(6)%
Qsymia prescriptions dispensed	86	89	(3)%	254	277	(8)%
PANCREAZE units shipped	29	34	(15)%	81	41	98%

The decrease in Qsymia net product revenue is due primarily to decreases in script volumes and supply chain management by wholesalers. We anticipate scripts and shipments in the last quarter of 2019 to be consistent with the first nine months of 2019 as a result of our implementation of the direct-to-patient distribution model and other marketing efforts. PANCREAZE net product revenue was negatively impacted in the first quarter of 2019 by higher wholesaler fees as we took over supply chain management and additional gross-to-net reductions related to promotional strategies, including the issuance of discount coupons. We anticipate that future PANCREAZE product revenue will fluctuate from period to period based on our wholesalers’ management of the supply chain and the impact of our relaunch efforts. Also, we anticipate that future PANCREAZE net product revenue will continue to be negatively impacted by potential future promotional strategies, including coupon programs.

License and milestone revenue

License and milestone revenue for the three and nine months ended September 30, 2019 related to contractual payments due to us upon Alvogen receiving marketing authorization in South Korea. License and milestone revenues are dependent on the timing of entering into new collaborations and the timing of our collaborators meeting or being reasonably certain of meeting certain milestone events. As a result, our license and milestone revenue will fluctuate materially between periods.

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

Royalty revenue

We record royalty revenue related to Canadian sales of PANCREASE MT and sales of STENDRA/SPEDRA based on reports provided by our partners. Once we took over operations for Canadian sales for PANCREASE MT, including ownership of the Canadian inventory in the third quarter of 2019, net sales of PANCREASE MT began to be recorded as net product revenue with costs recorded as cost of goods sold. We expect STENDRA/SPEDRA royalty revenue in 2019 to remain relatively consistent with current levels.

Cost of goods sold

	Three Months Ended September 30,
	2019								2018
(In thousands, except percentages)	Qsymia		PANCREAZE		STENDRA/ SPEDRA		Total		Qsymia		PANCREAZE		STENDRA/ SPEDRA		Total
Net product revenue	$9,583		$5,266		$—		$14,849		$9,737		$6,747		$—		$16,484
Supply revenue	—		—		64		64		—		—		478		478
Total product and supply revenue	9,583	100%	$5,266	100%	$64	100%	$14,913	100%	$9,737	100%	$6,747	100%	$478	100%	$16,962	100%

Cost of goods sold (excluding amortization)	1,484	15%	$1,429	27%	$103	161%	$3,016	20%	$953	10%	$2,006	30%	$525	110%	$3,484	21%
Amortization of intangible assets	91	1%	3,547	67%	—	0%	3,638	24%	91	1%	3,547	53%	—	0%	$3,638	21%
Total cost of goods sold	1,575	16%	$4,976	94%	$103	161%	$6,654	45%	$1,044	11%	$5,553	82%	$525	110%	$7,122	42%

	$8,008	84%	$290	6%	$(39)	-61%	$8,259	55%	$8,693	89%	$1,194	18%	$(47)	-10%	$9,840	58%

	Nine Months Ended September 30,
	2019								2018
(In thousands, except percentages)	Qsymia		PANCREAZE		STENDRA/ SPEDRA		Total		Qsymia		PANCREAZE		STENDRA/ SPEDRA		Total
Net product revenue	$28,000		$15,450		$—		$43,450		$30,503		$8,863		$—		$39,366
Supply revenue	—		—		3,448		3,448		—		—		3,203		3,203
Total product and supply revenue	$28,000	100%	$15,450	100%	$3,448	100%	$46,898	100%	$30,503	100%	$8,863	100%	$3,203	100%	$42,569	100%

Cost of goods sold (excluding amortization)	$3,809	14%	$4,659	30%	$3,233	94%	$11,701	25%	$3,648	12%	$2,574	29%	$3,178	99%	$9,400	22%
Amortization of intangible assets	$272	1%	$10,642	69%	$—	0%	$10,914	23%	$272	1%	4,730	53%	$—	0%	$5,002	12%
Total cost of goods sold	$4,081	15%	$15,301	99%	$3,233	94%	$22,615	48%	$3,920	13%	$7,304	82%	$3,178	99%	$14,402	34%

	$23,919	85%	$149	1%	$215	6%	$24,283	52%	$26,583	87%	$1,559	18%	$25	1%	$28,167	66%

Cost of goods sold for Qsymia includes the inventory costs of API, third party contract manufacturing and packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production. Cost of goods sold for PANCREAZE includes third party contract manufacturing costs, amortization of the PANCREAZE license, service fees, royalties, insurance, and overhead costs. Cost of goods sold for STENDRA/SPEDRA shipped to our commercialization partners includes the inventory costs of API and tableting. Fluctuations in the cost of goods sold as a percentage of net product and supply revenue over the periods was primarily due to the sales mix among Qsymia, STENDRA/SPEDRA and PANCREAZE.

Selling, general and administrative expense

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
(In thousands, except percentages)	2019	2018	(Decrease)	2019	2018	(Decrease)
Selling and marketing	$4,514	$3,096	46%	$13,655	$10,896	25%
General and administrative	4,693	5,360	(12)%	15,440	19,339	(20)%
Total selling, general and administrative expenses	$9,207	$8,456	9%	$29,095	$30,235	(4)%

The increase in selling and marketing expenses for the three and nine months ended September 30, 2019, compared to the same periods in 2018, was due primarily to commercialization efforts for PANCREAZE, including additions to our sales force and promotional activities as we relaunched PANCREAZE in the first quarter of 2019. Selling and marketing expenses are expected to remain stable in future quarters.

The decrease in general and administrative expenses in the three and nine months ended September  30, 2019 compared to the same periods in 2018 was primarily due to costs in 2018 associated with the PANCREAZE acquisition. General and administrative expenses could fluctuate significantly on a quarterly basis due to the timing of activities within our business development efforts.

Research and development expense

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
Drug Indication/Description	2019	2018	(Decrease)	2019	2018	(Decrease)
(In thousands, except percentages)
Qsymia	$382	$341	12%	$1,823	$669	172%
STENDRA	192	38	405%	274	124	121%
PANCREAZE	1,892	485	290%	3,089	581	432%
VI-0106	17	573	(97)%	82	1,939	(96)%
Share-based compensation	51	78	(35)%	155	235	(34)%
Overhead costs*	732	587	25%	2,664	1,999	33%
Total research and development expenses	$3,266	$2,102	55%	$8,087	$5,547	46%

*Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

The increase in total research and development expenses in the three and nine months ended September 30, 2019 as compared to the same periods in 2018 was primarily due to increased spending related to post marketing requirements assumed as part of the acquisition of PANCREAZE in June 2018, in addition to spending on our Qsymia adolescent safety and efficacy study (OB-403) as we enrolled our first patients across multiple sites and started monitoring visits. Our spending to develop VI-0106 for the treatment of PAH experienced a temporary decrease due to the timing of development activities. We expect research and development expenses to continue to remain stable over the remaining months in 2019 for OB-403 as we enroll more patients and increase the number of sites as well as work on the PANCREAZE post-marketing requirements.

Interest expense and other expense, net

Interest expense and other expense, net for the three and nine months ended September 30, 2019 was $9.9 million and $17.7 million, respectively, compared to $9.6 million and $27.2 million for the three and nine months ended September 30, 2018, respectively. Interest expense for the third quarter of 2019 included prepayment premiums of $6.4 million related to the repurchase of $48.6 million aggregate principal amount of our 2024 Notes. Exclusive of those payments, the decrease in 2019 is due to the paydown of debt in 2018 and the loss of its associated discounts, partially offset by the additional debt issued in June 2018. Interest expense and other expense, net consists primarily of interest expense and the amortization of issuance costs from our convertible notes and 2024

Notes and the amortization of the debt discount on the convertible notes. Other expense and income were not significant. We expect interest and other expense (income) for the remainder of 2019 to remain consistent, exclusive of the prepayment premiums. We expect to make annual interest payments of $18.3 million in 2019 on our convertible and 2024 Notes.

Provision for (benefit from) income taxes

For the three and nine months ended September 30, 2019, we recorded a provision for income taxes of $4,000 and $4,000, respectively, compared to a provision for income taxes of $36,000 and $52,000, respectively, for the three and nine months ended September 30, 2018. The provision and benefit for income taxes for both of the periods is primarily comprised of state taxes during the period.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on our deferred tax assets in the U.S. as of September 30, 2019. Should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Cash, cash equivalents and available-for-sale securities totaled $40.1 million at September 30, 2019, as compared to $111.2 million at December 31, 2018. The decrease was primarily due to the $55.0 million payment to repurchase $48.6 million aggregate principal amount of debt, plus prepayment premiums,  net cash used for operating activities and debt servicing during the period.

We invest our excess cash balances in money market, U.S. government securities and corporate debt securities in accordance with our investment policy. Our investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition. From time to time, the Company may also invest its cash to retire or purchase its outstanding debt, make asset acquisitions, conduct research and development or expand the Company. Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is possible that changes in these risk factors in the near term could have an adverse material impact on our results of operations or stockholders’ equity.

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

Accounts receivable (net of allowance for cash discounts) at September 30, 2019, was $24.1 million, as compared to $25.6 million at December 31, 2018. Currently, we have not recorded any reserves related to the collectability of accounts receivable.

Summary Cash Flows

	Nine Months Ended September 30,
	2019	2018
Cash provided by (used for):	(in thousands)
Operating activities	$(23,077)	$(26,661)
Investing activities	81,569	(32,616)
Financing activities	(48,783)	50,907

Operating Activities.    For the nine months ended September 30, 2019, cash used for operating activities resulted from our net loss as adjusted for non-cash items, in addition to the increase in inventories and decreases in accounts payable and deferred revenue, partially offset by decreases in accounts receivable and prepaid expenses and an increase in accrued liabilities.  For the nine months ended September 30, 2018, cash used for operating activities resulted from our net loss as adjusted for non-cash items, including the decrease in deferred revenue, in addition to an increase in inventories and a decrease in accounts payable.

Investing Activities.    Cash provided by investing activities for the nine months ended September 30, 2019 resulted primarily from sales and maturities of our investment securities used for the paydown of a portion of our debt and for operating uses.  Cash used for investing activities for the nine months ended September 30, 2018 resulted from the acquisition of the PANCREAZE license, partially offset by net proceeds from sales and maturities of our investment securities.

Financing Activities.    Cash used by financing activities for the nine months ended September 30, 2019 related to the repayment of $48.6 million of our 2024 Notes, in addition to principal payments on financing leases, partially offset by proceeds from our employee stock purchase plan. Cash provided by financing activities for the nine months ended September 30, 2018 resulted from the net proceeds of $108.0 million from the issuance of our 2024 Notes, partially offset by the use of $51.0 million to repurchase $60.0 million of our Convertible Notes and $6.2 million of our Senior Secured Notes due 2018.

At September 30, 2019, our accumulated deficit was approximately $905.5 million and our cash, cash equivalents and available-for-sale securities were $40.1 million. As of September 30, 2019, we had a total of $242.7 million in debt, $181.4 million of which is due May 2020.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences pursuant to indemnification agreements, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, stockholder suits and tax matters and as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of September 30, 2019.

Contractual Obligations

During the nine months ended September 30, 2019, there were no material changes to our contractual obligations described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, filed with the SEC on February 26, 2019, other than the fulfillment of existing obligations in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Interest Rate Risk

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements and foreign currency exchange risk. Our cash and cash equivalents as of September 30, 2019 consisted of money market funds. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our market risk associated with interest rate movements is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. We had no available-for-sale securities at September 30, 2019. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

A portion of our operations consist of revenues from outside of the United States, some of which are denominated in Euros and Canadian Dollars, and, as such, we have foreign currency exchange exposure for these revenues and associated accounts receivable. Future fluctuations in the Euro and Canadian Dollar exchange rates may impact our revenues and cash flows.

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

We have had changes to our Board of Directors and to our management team which may cause disruption in our business, which disruption could have a materially adverse effect on our results of operations.

In 2018, former executives of Willow Biopharma Inc. joined our management team, including John Amos as our new Chief Executive Officer, M. Scott Oehrlein as our new Chief Operations Officer and Kenneth Suh as our new President. On October 2, 2019, we and Messrs. Suh and Oehrlein agreed that they would leave the Company, effective October 31, 2019. Their responsibilities will be assumed by current employees. In October 2019, Eric W. Roberts and Allan L. Shaw notified us of their decision to resign from our Board of Directors, effective immediately. If we are unable to successfully navigate recent changes to our Board of Directors and senior management, our business could be harmed.

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

Once an applicant receives authorization to market a medicinal product in an EU Member State, through any application route, the applicant is required to engage in pricing discussions and negotiations with a separate pricing authority in that country. The legislators, policymakers and healthcare insurance funds in the EU Member States continue to propose and implement cost-containing measures to keep healthcare costs down, due in part to the attention being paid to healthcare cost containment and other austerity measures in the EU. Certain of these changes could impose limitations on the prices pharmaceutical companies are able to charge for their products. The amounts of reimbursement available from governmental agencies or third-party payors for these products may increase the tax obligations on pharmaceutical companies such as ours, or may facilitate the introduction of generic competition with respect to our products. Furthermore, an increasing number of EU Member States and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in the price of medicinal products in some countries could contribute to similar downward trends elsewhere. In addition, the ongoing budgetary difficulties faced by a number of EU Member States, including Greece and Spain, have led and may continue to lead to substantial delays in payment and payment partially with government bonds rather than cash for medicinal products, which could negatively impact our revenues and profitability. Moreover, in order to obtain reimbursement of our medicinal products in some countries, including some EU Member States, we may be required to conduct clinical trials that compare the cost-effectiveness of our products to other available therapies. There can be no assurance that our medicinal products will obtain favorable reimbursement status in any country. For more information concerning pricing and reimbursement of medicinal products in the EU and, in particular, the impact of HTA, please refer to the section titled “Government Regulation - Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed on February 26, 2019 with the SEC.

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

The collection and use of personal health data and other personal data in the EU is governed by the General Data Protection Regulation (“GDPR”) which became applicable on May 25, 2018, replacing the EU Data Protection Directive, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting and substantial fines and other administrative penalties. Compliance with the GDPR may be onerous and increase our cost of doing business. For more information concerning the data protection requirements in the EU and the EU Member States and the rules governing the transfer of personal data to the U.S., please refer to the section title “Government Regulation - Fraud and Abuse and Privacy and Data Security Laws and Regulations” in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed on February 26, 2019 with the SEC.

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

Risks Relating to our Financial Position and Need for Financing

We will require additional capital for our debt servicing requirements and future operating plans, and we may not be able to secure the requisite additional funding on acceptable terms, or at all, which would not allow us to continue our operations at current levels or continue as a going concern and may force us to delay, reduce or eliminate commercialization or development efforts.

We anticipate that we will require additional funding prior to May 2020 to service our existing debt, including the maturity of our Convertible Notes outstanding, fund operations and pursue development and commercial opportunities. The Company does not currently have sufficient cash and/or credit facilities in place to address the debt due May 2020 and is actively pursuing funding, which may come through public or private debt or equity financings, collaborations or other available financing sources. Such funding may not be available on acceptable terms, or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, the Company will not be able to continue its operations at its current level and may be required to relinquish rights to certain of its technologies, product candidates or products that it would otherwise seek to develop on its own. It might also be required to delay, reduce the scope of or eliminate one or more of its commercialization or development programs or obtain funds through collaborations with others that are on unfavorable terms or restructure the Company in other ways that may not be favorable. Even if adequate funds become available, the Company may need to raise additional funds in the near future to finance operations and pursue development and commercial opportunities.

Our future capital requirements will depend upon numerous factors, including:

•	our ability to secure financing in order to repay our Convertible Notes at maturity in May 2020;
•	our ability to expand the use of Qsymia and PANCREAZE;
•	the costs associated with the integration of PANCREAZE operations;
•	the costs to commercialize PANCREAZE;
•	our ability to obtain marketing authorization by the EC for Qsymia in the EU and other territories;
•	our ability to manage costs;
•	the cost required to maintain the REMS program for Qsymia;
•	the cost, timing and outcome of the post-approval clinical studies FDA has required us to perform as part of the approval for Qsymia;
•	our ability, along with our collaboration partners, to successfully produce and commercialize STENDRA/SPEDRA;

•	our ability to successfully commercialize STENDRA/SPEDRA through a third party in other territories in which we do not currently have a commercial collaboration;
•	the progress and costs of our research and development programs;
•	the costs associated with obtaining, developing and marketing any new development assets;
•	the scope, timing, costs and results of pre-clinical, clinical and retrospective observational studies and trials;
•	the cost of access to electronic records and databases that allow for retrospective observational studies;
•	patient recruitment and enrollment in future clinical trials;
•	the costs involved in seeking regulatory approvals for future drug candidates;
•	the costs involved in filing and pursuing patent applications, defending and enforcing patent claims;
•	the establishment of collaborations, sublicenses and strategic alliances and the related costs, including milestone payments;
•	the cost of manufacturing and commercialization activities and arrangements;
•	the level of resources devoted to our future sales and marketing capabilities;
•	the cost, timing and outcome of litigation, if any;
•	the impact of healthcare reform, if any, imposed by the federal government; and
•	the activities of competitors.

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

As of September  30, 2019, we have $181.4 million in 4.5% Convertible Senior Notes due May 1, 2020, which we refer to as the Convertible Notes. The Convertible Notes are convertible into approximately 1,683,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 6.73038 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $148.58 per share, subject to adjustment under certain conditions. On October 8, 2015, IEH Biopharma LLC, a subsidiary of

Icahn Enterprises L.P., announced that it had received tenders for $170,165,000 of the aggregate principal amount of our Convertible Notes in its previously announced cash tender offer for any and all of the outstanding Convertible Notes. The Convertible Notes are convertible at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. Investors in our common stock will be diluted to the extent the Convertible Notes are converted into shares of our common stock, rather than being settled in cash.

In April 2018, we entered into an agreement for the 2024 Notes with Athyrium Capital Management, LP (“Athyrium”). $110.0 million of the 2024 Notes were drawn down in June 2018, with the remaining $10.0 million available for drawing upon meeting certain conditions. Payments on the 2024 Notes bear interest at 10.375% and are interest-only for the first 36 months; thereafter the notes will be repaid in 36 equal monthly payments. Concurrently, we repurchased Convertible Notes held by Athyrium, with a face value of $60.0 million, for $51.0 million. In October 2018, we settled a purchase of approximately $8.6 million outstanding principal amount of our Convertible Notes for approximately $7.1 million plus accrued interest. In September 2019, we repurchased $48.6 aggregate principal amount of the 2024 Notes plus prepayment premiums. We continue our evaluation of alternatives for addressing our remaining $181.4 million of Convertible Notes.

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

At September 30, 2019, we had $40.1 million in cash, cash equivalents and available-for-sale securities. While our excess cash balances at September 30, 2019 were invested in money market, U.S. Treasury securities and corporate debt securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. Treasury securities or corporate debt securities as of September 30, 2019. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

We have an accumulated deficit of $905.5 million as of September 30, 2019, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $905.5 million for the period from our inception through September 30, 2019, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

VIVUS, INC.

INDEX TO EXHIBITS

1.	2.	3.
EXHIBIT NUMBER		DESCRIPTION

3.1(1)		Restated Certificate of Incorporation of the Registrant, as amended and restated through September 10, 2018.

3.2(2)		Amended and Restated Bylaws of the Registrant, as further amended.

3.3(3)		Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(4)		Specimen Common Stock Certificate of the Registrant.

4.2(5)		Amended and Restated Preferred Stock Rights Agreement dated as of November 9, 2016, between the Registrant and Computershare Trust Company, N.A.

4.3(6)		Indenture dated as of May 21, 2013, by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee.

4.4(7)		Form of 4.50% Convertible Senior Note due May 1, 2020 (included in Exhibit 4.3).

4.5(8)		Warrant to Purchase Shares of Common Stock issued to Torreya Capital, LLC dated February 23, 2018.

4.6(9)		Indenture, dated as of June 8, 2018, among the Registrant, the other guarantors from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent.

4.7(10)		Form of 2024 Note (included in Exhibit 4.6).

4.8(11)		Form of Athyrium Warrant, dated as of June 8, 2018.

4.9(12)#		Form of Warrant to be issued by the Registrant to certain shareholders of Willow Biopharma Inc.

4.10(13)		First Supplemental Indenture, dated as of October 11, 2018, among the Registrant, as issuer and U.S. Bank National Association, as trustee and collateral agent.

4.11(14)		Second Supplemental Indenture, dated as of September 30, 2019, among VIVUS, Inc., as issuer and U.S. Bank National Association, as trustee and collateral agent.

10.1(15)#		VIVUS, Inc. 2018 Equity Incentive Plan.

10.2(16)#		VIVUS, Inc. 1994 Employee Stock Purchase Plan.

31.1*		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32+		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September  30, 2019, formatted in eXtensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes.

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

(5)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2016 (File No. 001-33389).
(6)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2013 (File No. 001-33389).
(7)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2013 (File No. 001-33389).
(8)	Incorporated by reference to Exhibit 4.5 filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2018 (File No. 001-33389).
(9)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 11, 2018 (File No. 001-33389).
(10)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 11, 2018 (File No. 001-33389).
(11)	Incorporated by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 11, 2018 (File No. 001-33389).
(12)	Incorporated by reference to Exhibit 4.9 filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018 (File No. 001-33389).
(13)	Incorporated by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2018 (File No. 001-33389).
(14)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2019.
(15)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-8 filed with the SEC on August 6, 2019.
(16)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-8 filed with the SEC on August 6, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2019	VIVUS, Inc.

/s/ John P. Amos
John P. Amos
Chief Executive Officer

/s/ Mark K. Oki
Mark K. Oki
Senior Vice President, Chief Financial Officer and Chief Accounting Officer