Form 10-K
period 2019-12-31
VIVUS INC
filed 2020-03-03
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001‑33389

VIVUS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94‑3136179 (IRS employer identification number)
900 E. Hamilton Avenue, Suite 550 Campbell, California (Address of principal executive office)	95008 (Zip Code)

Registrant’s telephone number, including area code: (650) 934‑5200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value (Title of class)	VVUS	The NASDAQ Global Select Market
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

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the common equity held by non‑affiliates of the Registrant as of June 30, 2019, totaled approximately  $39,767,025  based on the closing stock price as reported by the NASDAQ Global Select Market.

As of February 29, 2020, there were 10,648,947 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10‑K

Portions of the Registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2019, are incorporated by reference into Part III of this report.

Part III - ITEMS 10, 11, 12, 13, 14

VIVUS, INC.

FISCAL 2019 FORM 10‑K

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

Risks and uncertainties related to our business:

•	our ability to address our liquidity and capital resource needs, including our outstanding balance of $181.4 million of 4.5% Convertible Senior Notes due in May 2020 (the “Convertible Notes”);
•	our history of losses and variable quarterly results;
•	our ability to continue as a going concern;
•	the volatility and liquidity of the financial markets;
•	our expected future revenues, operations and expenditures;
•	our ability to effectively manage expenses;
•	risks related to our ability to protect our intellectual property and litigation in which we are involved or may become involved;
•	uncertainties of government or third-party payor reimbursement;
•	our reliance on sole-source suppliers, third parties and our collaborative partners;
•	our ability to successfully develop or acquire a proprietary formulation of tacrolimus;
•

risks related to the failure to obtain or retain federal or state-controlled substances registrations and noncompliance with Drug Enforcement Administration (“DEA”) or state-controlled substances regulations;

•	risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations;
•	our ability to demonstrate through clinical testing the quality, safety, and efficacy of our current and future investigational drug candidates or approved products;
•	the timing of initiation and completion of clinical trials and submissions to U.S. and foreign authorities;
•	compliance with post-marketing regulatory standards, post-marketing obligations or pharmacovigilance rules is not maintained;
•	our ability to execute on our business strategy to enhance long-term stockholder value;
•	our ability to identify and acquire cash flow generating assets and opportunities;
•	our ability to successfully navigate recent changes to our Board of Directors and the senior management team;
•	other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”) including those set forth in this filing as “Item 1A. Risk Factors;”

Risks and uncertainties related to Qsymia® (phentermine and topiramate extended release):

•

our, or our current or potential partners’, ability to successfully commercialize Qsymia including risks and uncertainties related to expansion to direct to patient distribution, the broadening of payor reimbursement, the expansion of Qsymia’s primary care presence, and the outcomes of our discussions with pharmaceutical companies and our strategic and franchise-specific pathways for Qsymia;

•	our ability to sell through the Qsymia retail pharmacy network and the Qsymia Advantage program;
•	the impact of promotional programs for Qsymia on our net product revenue and operating results in future periods;
•	our ability to ensure that the entire supply chain for Qsymia timely, efficiently and consistently delivers Qsymia to our customers and partners;
•	our ability to accurately forecast Qsymia demand;
•	our ability to maintain the relationship with the sole manufacture for Qsymia;
•	our, or our current or potential partners’, ability to successfully seek and gain approval for Qsymia in territories outside the U.S.;
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

•	the timing of and costs associated with the initiation and completion of the post-approval clinical studies required as part of the approval of Qsymia by the U.S. Food and Drug Administration (“FDA”);
•	the response from FDA to any data and/or information relating to post-approval clinical studies required for Qsymia;
•	our ability to work with FDA to significantly reduce or remove the requirements of the clinical post-approval cardiovascular outcomes trial (“CVOT”);
•	the impact of the indicated uses and contraindications contained in the Qsymia label and the Risk Evaluation and Mitigation Strategy (“REMS”) requirements;
•	the impact of any possible future requirement to provide additional clinical data or further analysis of previously submitted clinical trial data;

Risks and uncertainties related to PANCREAZE (pancrelipase):

•	risks and uncertainties related to the timing, strategy, tactics and success of the marketing and sales of PANCREAZE;
•	our ability to successfully maintain and increase market share against current competing products and potential competitors that may develop alternative formulations of the drug;
•	our ability to accurately forecast PANCREAZE demand;
•	our ability to maintain the relationship with the sole manufacturer for PANCREAZE;
•	our ability to maintain a satisfactory level of PANCREAZE inventory;
•	the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand;

Risks and uncertainties related to STENDRA® (avanafil) or SPEDRA™ (avanafil):

•	our ability to manage the supply chain for STENDRA/SPEDRA for our current or potential commercial collaborators;
•	our ability to find a new distribution partner or model for STENDRA in the United States, Canada, South America and India;
•	risks and uncertainties related to the timing, strategy, tactics and success of the launches and commercialization of STENDRA/SPEDRA by our current or potential collaborators;
•

our ability to successfully complete, on acceptable terms and on a timely basis, avanafil partnering discussions for territories under our license with Mitsubishi Tanabe Pharma Corporation in which we do not have a commercial collaboration partner;

•	Sanofi Chimie’s ability to manufacture the avanafil active pharmaceutical ingredient and Sanofi Winthrop Industrie’s ability to manufacture avanafil tablets; and
•	the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand.

When we refer to “we,” “our,” “us,” the “Company” or “VIVUS” in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

PART I

Item 1.  Business

Overview

VIVUS is a specialty pharmaceutical company with three approved therapies and one product candidate in clinical development. Qsymia® (phentermine and topiramate extended release) is approved by FDA for chronic weight management. We commercialize Qsymia in the U.S. through a specialty sales force supported by an internal commercial team and license the commercial rights to Qsymia in South Korea.  In June 2018, we acquired the U.S. and Canadian commercial rights for PANCREAZE®/ PANCREASE® MT (pancrelipase), which is indicated for the treatment of exocrine pancreatic insufficiency (“EPI”) due to cystic fibrosis or other conditions. We commercialize PANCREAZE in the U.S. through a specialty sales force supported by an internal commercial team. STENDRA® (avanafil) is approved by FDA for erectile dysfunction (“ED”) and by the European Commission (“EC”) under the trade name SPEDRA, for the treatment of ED in the EU. We license the commercial rights to STENDRA/SPEDRA in the U.S., EU and other countries.VI-0106 (tacrolimus) is in clinical development and is being studied in patients with pulmonary arterial hypertension (“PAH”).

When reference is made to the “Company” or “VIVUS” in this filing, it refers to the Delaware corporation, or VIVUS, Inc., and, unless the context otherwise requires, its California predecessor, as well as all of its consolidated subsidiaries.

VIVUS was incorporated in California in 1991 and reincorporated in Delaware in 1996. Our corporate headquarters is located at 900 E. Hamilton Avenue, Suite 550, Campbell, California 95008, and our telephone number is (650) 934‑5200.

Business Strategy

In April 2018, we added John Amos as our new Chief Executive Officer and a member of the VIVUS Board of Directors. With the addition of Mr. Amos, we announced a  turnaround plan of building a portfolio of cash flow generating assets to leverage our expertise in commercializing specialty pharmaceutical assets. In June 2018, we completed the first acquisition under this strategy as we acquired all product rights for PANCREAZE® (pancrelipase) in the United States and PANCREASE MT in Canada for $135.0 million in cash from Janssen Pharmaceuticals. PANCREAZE/PANCREASE MT is a prescription medicine used to treat people who cannot digest food normally because their pancreas does not make enough enzymes due to cystic fibrosis or other conditions. We are supporting PANCREAZE in the U.S. market by leveraging our existing commercial infrastructure and 10 sales representatives in the U.S. focused on gastro-intestinal and cystic fibrosis physicians.

In June of 2018, we issued $110.0 million of 10.375% 2024 Notes (“2024 Notes”) with affiliates of Athyrium Capital Management (“Athyrium”). Concurrent with the issuance of the 2024 Notes, we issued warrants to purchase 0.3 million shares of our common stock to the note holders. Additionally, concurrent with the issuance of the 2024 Notes, we repurchased Convertible Notes held by Athyrium, with a face value of $60.0 million, at a discount to par plus accrued interest. In October 2018, we settled a purchase of approximately $8.6 million outstanding principal amount of our Convertible Notes for approximately $7.1 million plus accrued interest. In September 2019, we repurchased $48.6 million aggregate principal amount of our 2024 Notes plus prepayment premiums of an aggregate of $6.4 million.

As of December 31, 2019, we had a total of $241.7 million of outstanding debt, $181.4 million of which is due in May 2020. We do not currently have sufficient cash and/or credit facilities in place to pay the debt due May 2020 and thus are actively pursuing funding, which may come through public or private debt or equity financings, collaborations or other available financing sources. Such funding may not be available on acceptable terms, or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we will not be able to continue our operations at our current level and may be required to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own. We might also be required to delay, reduce the scope of or eliminate one or more of our commercialization or development programs or obtain funds through collaborations with others that are on unfavorable terms or restructure VIVUS in other ways that may not be favorable. Even if adequate funds become available, we may need to raise additional funds in the near future to finance operations and pursue development and commercial opportunities.

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

We commercialize Qsymia in the U.S. through a specialty sales force who promote Qsymia to physicians. Our sales efforts are focused on maintaining a commercial presence with high volume prescribers of anti-obesity products. Our marketing efforts have focused on rolling out unique programs to encourage targeted prescribers to gain more experience with Qsymia with their obese or overweight patient population. In 2019, we introduced the Qsymia Advantage program to reach more of our intended patient population. The Qsymia Advantage program includes patient education resources and access to on-line or telephonic ordering, direct-to-patient home delivery and reduced pricing. In the fourth quarter of 2019, 31% of our scripts were issued through the Qsymia Advantage program. We believe we can increase Qsymia script volume through expansion of the Qsymia Advantage program.

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

In October 2019, we announced that European regulatory agencies in Sweden, Denmark, Finland, Iceland, Norway, and Poland (the “Concerned Member States”) have accepted the Marketing Authorization Application (the “MAA”) for Qsymia on a decentralized basis, with Sweden acting as the lead (“Reference Member State”). Under the decentralized MAA procedure, the regulatory authorities in each of the Concerned Member States may, following the proposal by the Reference Member State, simultaneously grant Marketing Authorization for use of a product within their territory. Based on the decentralized MAA procedure timelines, we anticipate the completion of the MAA assessment in the second half of 2020.

In May 2019, we began enrollment in a Phase four clinical study designed to evaluate the safety and efficacy of Qsymia in obese adolescents between the ages of 12 and 17 years (NCT# 03922945). The Centers for Disease Control and Prevention estimates that nearly 21 percent of adolescents ages 12 to 19 years are obese. A study conducted by the World Health Organization found that obesity in children ages five to 19 years has risen ten-fold in the past four decades and estimates that more children globally will be overweight rather than underweight by 2022. The Phase 4 post-marketing study, which the U.S. Food and Drug Administration (FDA) required as part of the approval of Qsymia in 2012, is expected to enroll 200 patients at approximately 25 clinical sites in the United States. The primary endpoint of the randomized, double blind, placebo-controlled, parallel-design study is the mean percentage change in body-mass index (BMI) in patients randomized 1:2:1 to daily mid- or top-dose Qsymia compared with placebo over 56 weeks of treatment. Participants will also be instructed to follow a reduced-calorie diet and to implement a family-based lifestyle modification program that includes physical activity, behavioral change and family support. Safety and tolerability of Qsymia will also be assessed.

PANCREAZE/PANCREASE MT

In June 2018, we acquired the commercial rights to PANCREAZE and PANCREASE MT in the U.S. and Canada. Prior to the acquisition, PANCREAZE/PANCREASE MT had been commercialized by Janssen. In connection with the acquisition of PANCREAZE/PANCREASE MT, we and Janssen also entered into transition services agreements pursuant to which Janssen and a Canadian affiliate of Janssen provided certain transition services to us in the U.S. and Canada as we transitioned to full control over the PANCREAZE/PANCREASE MT supply chain. In the first quarter of 2019, we relaunched PANCREAZE in the U.S. by leveraging our existing commercial infrastructure and expanding it to include 10 additional contract sales representatives in the U.S. focused on gastro-intestinal and cystic fibrosis physicians. We also introduced the PANCREAZE Advantage program, which is intended to enhance patient access and improve the patient experience with patient and physician educational materials, a patient support program, and patient and payment assistance. We transitioned to direct sales in Canada in the third quarter of 2019. We have also prioritized supply chain improvement, working capital management and moving PANCREAZE/PANCREASE MT back into the view of the medical community. In February 2020, FDA approved the supplemental New Drug Application for an improved formulation of PANCREAZE that extends the shelf life to 36 months across all PANCREAZE dosages.

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

Metuchen Pharmaceuticals LLC (“Metuchen”) is our exclusive licensee for the development, commercialization and promotion of STENDRA in the United States, Canada, South America and India. Metuchen reimburses us for payments made to cover royalty and milestone obligations to MTPC, but otherwise owes us no future royalties. Metuchen obtains STENDRA exclusively from us. On September 30, 2019, Metuchen provided a written notice of termination of our supply agreement with them effective September 30, 2021.

We are currently in discussions with potential collaboration partners to develop, market and sell STENDRA/SPEDRA for territories in which we do not currently have a commercial collaboration, including Africa, the Middle East, Turkey, Russia, Mexico and Central America.

Product Development Pipeline and Life Cycle Management

VI-0106 - Pulmonary Arterial Hypertension

PAH is a chronic, life-threatening disease characterized by elevated blood pressure in the pulmonary arteries, which are the arteries between the heart and lungs, due to pathologic proliferation of endothelial and vascular smooth muscle cells in the lining of these blood vessels and excess vasoconstriction. Pulmonary blood pressure is normally between 8 and 20 mmHg at rest as measured by right heart catheterization. In patients with PAH, the pressure in the pulmonary artery is greater than 25 mmHg at rest or 30 mmHg during physical activity. These high pressures make it difficult for the heart to pump blood through the lungs to be oxygenated.

The current medical therapies for PAH involve endothelin receptor antagonists, PDE5 inhibitors, prostacyclin analogues, selective prostaglandin I2 receptor agonists, and soluble guanate cyclase stimulators, all of which have been shown to effectively dilate arterioles in the pulmonary circulation, to reduce symptoms and improve quality of life. While currently approved products treat the symptoms of PAH, they do little to address the pathologic cell proliferation that is the underlying cause of the disease. We believe that tacrolimus can be used to enhance bone morphogenetic protein receptor type 2 (“BMPR2”) signaling.  BMPR2 signaling has been shown to be reduced in PAH patients, and this reduction in signaling is an important factor leading to cell proliferation within the pulmonary arteries. By restoring BMPR2 signaling, tacrolimus may therefore address a fundamental cause of PAH.

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

In October 2017, we held a pre-IND meeting with FDA for VI-0106, our proprietary formulation of tacrolimus for the treatment of PAH. FDA addressed our questions related to preclinical, nonclinical and clinical data and the planned design of clinical trials of tacrolimus in class 3 and 4 PAH patients, and clarified the requirements needed to file an IND to initiate a clinical trial in this indication. As discussed with FDA, we currently intend to design and conduct clinical trials that could qualify for Fast Track and/or Breakthrough Therapy designation.

Tacrolimus for the treatment of PAH has received Orphan Drug Designation from FDA in the U.S. and the EU on the basis of a scientific opinion adopted by the Committee for Orphan Medicinal Products of the European Medicines Agency in the EU. We are focusing on the development of a proprietary oral formulation of tacrolimus to be used in a clinical development program and, if approved, for commercial use. If we are successful in our development efforts, we anticipate filing an IND with FDA and completing the development of our proprietary formulation of tacrolimus in the second half of 2020. We are currently seeking alternatives for financing the development of tacrolimus.

Qsymia for Additional Indications

We are currently considering further development of Qsymia for the treatment of various diseases, including pre-diabetes, obstructive sleep apnea, nonalcoholic steatohepatitis (“NASH”) and bariatric surgery.

Products and Development Programs

Our approved drugs and investigational drug candidates are summarized as follows:

Drug	Indication	Status	Commercial rights
Qsymia	Obesity	United States Commercially available	Worldwide rights available, except for South Korea
EU Marketing Authorization Application (“MAA”) denied in 2014
		South Korea Commercially available	South Korea commercial rights licensed to Alvogen
Qsymia	Pre-diabetes	Phase 2 study completed Phase 3-ready	Worldwide rights available
Qsymia	Obstructive Sleep Apnea	Phase 2 study completed	Worldwide rights available
Qsymia	NASH	Preclinical	Worldwide rights available
Qsymia	Bariatric surgery	Preclinical	Worldwide rights available
PANCREAZE	EPI	United States Commercially available	U.S. and Canadian rights available
Canada Commercially available
STENDRA/SPEDRA (avanafil)	Erectile Dysfunction	United States Commercially available	Worldwide license from MTPC (excluding certain Asian markets). U.S., Canada, South America and India commercial rights licensed to Metuchen
		EU Commercially available	EU, Australia and New Zealand commercial rights licensed to Menarini Group
VI-0106 (tacrolimus)	PAH	Phase 2a study completed IND to be filed in 2020	Worldwide rights available

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

Upon receiving approval to market Qsymia, FDA required that we perform additional studies of Qsymia including a CVOT. To date, there have been no indications throughout the Qsymia clinical development program nor post-marketing experience of any increase in adverse cardiovascular (“CV”) events associated with Qsymia. Given this historical information, along with the established safety profiles of phentermine and topiramate, we continue to believe that Qsymia poses no true cardiovascular safety risk. We have held several meetings with FDA to discuss alternative strategies for obtaining CV outcomes data that would be substantially more feasible and that ensure timely collection of data to better inform on the CV safety of Qsymia. We worked with cardiovascular and epidemiology experts in exploring alternate solutions to demonstrate the long-term cardiovascular safety of Qsymia. After reviewing a summary of Phase 3 data relevant to CV risk and post-marketing safety data, the cardiology experts noted that they believe there was an absence of an overt CV risk signal and indicated that they did not believe a randomized placebo-controlled CVOT would provide additional information regarding the CV risk of Qsymia. The epidemiology experts maintained that a well-conducted retrospective observational study could provide data to further inform on potential CV risk. We worked with the expert group to develop a protocol and conduct a retrospective observational study and are currently in discussions with FDA regarding an ambulatory blood pressure study which we believe will provide additional relevant data. We have submitted information from the retrospective observational study to FDA in support of a currently pending supplemental New Drug Application (“sNDA”) seeking changes to the Qsymia label. Although we and consulted experts believe there is no overt signal for CV risk to justify the CVOT, we are committed to working with FDA to reach a resolution. There is no assurance, however, that FDA will accept any measures short of those specified in the CVOT to satisfy this requirement.

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

In October 2019, we announced that European regulatory agencies in Sweden, Denmark, Finland, Iceland, Norway, and Poland (the “Concerned Member States”) have accepted the Marketing Authorization Application (the “MAA”) for Qsymia on a decentralized basis, with Sweden acting as the lead (“Reference Member State”). Under the decentralized MAA procedure, the regulatory authorities in each of the Concerned Member States may, following the proposal of the Reference Member State, simultaneously grant Marketing Authorization for use of a product within those specific countries. Based on the decentralized MAA procedure timelines, we anticipate the completion of the MAA assessment in the second half of 2020.

In December 2019, we announced the results of a pharmacokinetic and pharmacodynamic study demonstrating that Qsymia capsules CIV has favorable pharmacokinetic, efficacy, and safety/tolerability profiles when used for eight weeks to treat adolescents with obesity. The study was conducted in order to establish dosing levels for the ongoing Phase 4 post-marketing study of Qsymia in obese adolescents. The results have been published online in Diabetes, Obesity and Metabolism. This randomized, double blind, placebo-controlled, study was conducted at four U.S. sites and enrolled 42 participants ages 12-17 years with a BMI greater than or equal to the 95th percentile for age and sex. The study consisted of a 14-day (maximum) screening period followed by a 56-day treatment period. Eligible participants were randomly assigned in a 1:1:1 ratio to placebo, mid-dose Qsymia or top-dose Qsymia. Within each active treatment arm, doses were titrated at two-week intervals starting with low dose Qsymia and increasing until the randomized dose was achieved. Participants assigned to placebo underwent a sham titration to ensure that both participants and site personnel remained blinded to treatment assignment. The primary objective of the study was to describe the pharmacokinetic profiles of Qsymia after administration in adolescents with obesity.

In May 2019, we initiated a Phase 4 post-marketing study, which FDA required as part of the approval of Qsymia in 2012. The study is expected to enroll 200 participants at approximately 25 clinical sites in the United States. The primary endpoint of the randomized, double blind, placebo-controlled, parallel-design study is the mean percentage change in BMI in patients randomized 1:2:1 to daily mid- or top-dose Qsymia compared with placebo over 56 weeks of treatment. Participants will also be instructed to follow a reduced-calorie diet and to implement a family-based lifestyle modification program that includes physical activity, behavioral change and family support. Safety and tolerability of Qsymia will also be assessed. As of February 29, 2020, enrollment in the study is complete.

We have granted an exclusive license to Alvogen to commercialize and promote Qsymia for the treatment of obesity in South Korea. Alvogen has received marketing authorization in South Korea and launched commercial activities.

Foreign regulatory approvals, including EC marketing authorization to market Qsymia/Qsiva in the EU, may not be obtained on a timely basis, or at all, and the failure to receive regulatory approvals in a foreign country would prevent us from marketing our products that have failed to receive such approval in that market, which could have a material adverse effect on our business, financial condition and results of operations.

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

PANCREAZE/PANCREASE MT for the Treatment of Exocrine Pancreatic Insufficiency

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

From its approval through June 2018, PANCREAZE was commercialized by Janssen. In June 2018, we acquired the commercial rights to PANCREAZE and PANCREASE MT in the U.S. and Canada, respectively. In connection with the acquisition of PANCREAZE, we and Janssen also entered into transition services agreements pursuant to which Janssen and a Canadian affiliate of Janssen will provide certain transition services to us in the U.S. and Canada as we transitioned to full control over the PANCREAZE supply chain. The transition in the U.S. occurred in the first quarter of 2019. We commercialize PANCREAZE in the U.S. by leveraging our existing commercial infrastructure and expanding it to include 10 additional contract sales representatives in the U.S. focused on gastro-intestinal and cystic fibrosis physicians.

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

STENDRA is an oral PDE5 inhibitor we have licensed from MTPC. STENDRA was approved in the U.S. by FDA on April 27, 2012, for the treatment of ED. On September 18, 2014, FDA approved an sNDA for STENDRA. STENDRA is indicated to be taken as early as approximately 15 minutes before sexual activity. On January 23, 2015, the EC adopted the Commission Implementing Decision amending the marketing authorization for SPEDRA. SPEDRA is approved in the EU to be taken as needed approximately 15 to 30 minutes before sexual activity.

We have granted an exclusive license to Menarini to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU Member States, plus Australia and New Zealand. We have granted an exclusive license to Metuchen to market STENDRA in the United States, Canada, South America and India. On September 30, 2019, Metuchen provided a written notice of termination of the Metuchen Supply Agreement effective September 30, 2021.  We are currently in discussions with potential partners to commercialize STENDRA in other territories where we do not currently have a commercial collaboration under our license with MTPC, including Africa, the Middle East, Turkey, Russia, Mexico and Central America.

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

VI-0106 for the Treatment of Pulmonary Arterial Hypertension

PAH is a chronic, life-threatening disease characterized by elevated blood pressure in the pulmonary arteries, which are the arteries between the heart and lungs, due to pathologic proliferation of endothelial and vascular smooth muscle cells in the lining of these blood vessels and excess vasoconstriction. Pulmonary blood pressure is normally between 8 and 20 mmHg at rest as measured by right heart catheterization. In patients with PAH, the pressure in the pulmonary artery is greater than 25 mmHg at rest or 30 mmHg during physical activity. These high pressures make it difficult for the heart to pump blood through the lungs to be oxygenated.

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

The current medical therapies for PAH involve endothelin receptor antagonists (“ERA”) phosphodiesterase-5 (“PDE5”) inhibitors, prostacyclin analogues, selective IP receptor agonists, and soluble guanylate cyclase (“sGC”) stimulators, all of which have been shown to effectively dilate arterioles in the pulmonary circulation, to reduce symptoms and improve quality of life. While currently approved products treat the symptoms of PAH, they do little to address the pathologic cell proliferation that is the underlying cause of the disease. According to LifeSci Capital (Feb

2016 Analysis), the U.S. and worldwide markets for PAH pharmaceutical treatments in 2015 exceeded $2.7 billion and $4.5 billion, respectively.

We believe that bone morphogenic protein receptor 2 (“BMPR2”) signaling is an important factor for the inhibition of vascular smooth muscle proliferation. Reduced BMPR2 expression, including loss-of-function mutations in BMPR2, is prevalent in PAH patients and may contribute to smooth muscle proliferation. Studies have shown that low doses of tacrolimus have restored BMPR2 signaling and reversed proliferative effects in animal models. We believe that enhancement of BMPR2 signaling with tacrolimus may address a fundamental cause of PAH.

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

In October 2017, we held a pre-IND meeting with FDA for our proprietary formulation of tacrolimus for the treatment of PAH. FDA addressed our questions related to preclinical, nonclinical and clinical data and the planned design of clinical trials of tacrolimus in class 3 and 4 PAH patients, and clarified the requirements needed to file an IND to initiate a clinical trial in this indication. As discussed with FDA, we currently intend to design and conduct clinical trials that could qualify for Fast Track and/or Breakthrough Therapy designation and expect to file an IND in the second half of 2020.

Tacrolimus for the treatment of PAH has received Orphan Drug Designation from FDA in the U.S. and the EC in the EU on the basis of a scientific opinion adopted by the Committee for Orphan Medicinal Products of the European Medicines Agency in the EU. We are focusing on the development of a proprietary oral formulation of tacrolimus to be used in a clinical development program and, if approved, for commercial use. If we are successful in our development efforts, we anticipate filing an IND with FDA and completing the development of our proprietary formulation of tacrolimus in the second half of 2020.

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

The results of the pre‑clinical and clinical testing, together with chemistry and manufacturing information, are submitted to FDA in the form of a New Drug Application (“NDA”) for a pharmaceutical product in order to obtain approval to commence commercial sales. In responding to an NDA, FDA may grant marketing approval or may request additional information or further research or studies if it determines that the application does not satisfy its regulatory approval criteria. FDA approval for a pharmaceutical product may not be granted on a timely basis, if at all. Under the goals and policies agreed to by FDA under the Prescription Drug User Fee Act (“PDUFA”) for a product containing a new molecular entity (“NME”), FDA has approximately twelve months in which to complete its initial review of a standard NDA and respond to the applicant, approximately eight months for a priority NDA, approximately ten months to review a non-NME standard NDA and six months for a non-NME priority NDA. FDA does not always meet its PDUFA goal dates and in certain circumstances, the review process and the PDUFA goal date may be extended. A subsequent application for approval of an additional indication must also be reviewed by FDA under the same criteria as apply to original applications, and may not be approved as well. In addition, even if FDA approval is granted, it may not cover all the clinical indications for which approval is sought or may contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. In addition, FDA may require the development and implementation of a REMS to address specific safety issues at the time of approval or after marketing of the product. A REMS may, for instance, restrict distribution and impose burdensome implementation requirements. Our approved product Qsymia is subject to a REMS program.

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

To obtain marketing authorization for a  medicinal product in the EU, we would be required to submit marketing authorization applications based on the ICH Common Technical Document to the competent authorities, and must demonstrate the quality, safety and efficacy of our medicinal products. This would require us to conduct human clinical trials to generate the necessary clinical data. Moreover, we would be required to demonstrate in our application that studies have been conducted with the medicinal product in the pediatric population as provided by a Pediatric Investigation Plan (“PIP”) approved by the Paediatric Committee (“PDCO”) of the EMA. Alternatively, confirmation that we have been granted a waiver or deferral from the conduct of these studies by the PDCO must be provided.

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

The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU Member States and three of the four European Free Trade Association (“EFTA”) countries (Iceland, Liechtenstein and Norway). The centralized procedure is compulsory for medicinal products produced by certain biotechnological processes, advanced therapy medicinal products, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases. It is optional for those products that are containing a new active substance that is not yet authorized in the EEA or for products that constitute a significant therapeutic, scientific or technical innovation or for which grant of centralized marketing authorization is in the interest of patients in the EU. Accelerated assessment may be granted by the CHMP in exceptional cases. These are defined as circumstances in which a medicinal product is expected to be of a “major public health interest, particularly from a point of therapeutic innovation.” Three cumulative criteria must be fulfilled in such circumstances: the seriousness of the disease, such as heavy disabling or life‑threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In these circumstances, the EMA ensures that the opinion of the CHMP is given within 150 days.

The decentralized procedure provides for approval by one or more other (“concerned”) EU Member States of an assessment of an application for marketing authorization conducted by one EU Member State, known as the reference

EU Member State. In accordance with this procedure, an applicant submits an application for marketing authorization to the reference EU Member State and the concerned EU Member States. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Co-ordination group for Mutual recognition and Decentralised procedures – human (“CMDh”) for review. This review, which may also be escalated to the CHMP in case of disagreement in CMDh would result in a decision by the European Commission. This decision is binding on all EU Member States. In accordance with the mutual recognition procedure, the company applies for national marketing authorization in one EU Member State. The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU Member State to apply for this authorization to be recognized by the competent authorities in other EU Member States. The national marketing authorization procedure is founded on the same basic EU regulatory process as the other marketing authorization procedures discussed in this Section. The national marketing authorization procedure, which is increasingly rare, permits a company to submit an application to the competent authority of a single EU Member State and, if successful, to obtain a marketing authorization that is valid only in this EU Member State.

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

United States Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to in this report as the “Affordable Care Act,” was adopted in the United States. This law has substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted the pharmaceutical industry. The Affordable Care Act contains a number of provisions that may materially affect our business and operations, including those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges, expansion of the 340B drug pricing program, and fraud and abuse and enforcement. These changes have impacted and will continue to impact existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

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

Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation and implementation. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017 (the “Tax Act”) eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate,” effective January 1, 2019. Certain ACA-mandated fees have been repealed as part of the 2020 federal spending package, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share (referred to as the health insurance provider fee) and the medical device excise tax on non-exempt medical devices. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. It is unclear how the Affordable Care Act and its implementation, as well as efforts to repeal or replace, or invalidate, the Affordable Care Act, or portions thereof, will affect our business. It is possible that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved.

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

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. We anticipate that the United States Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost‑containment measures include: controls on government funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs; controls on healthcare providers; challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; changes in drug importation laws; expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person; and public funding for cost‑effectiveness research, which may be used by government and private third‑party payors to make coverage and payment decisions. Further, federal budgetary concerns could result in the implementation of significant federal spending cuts, including cuts in Medicare and other health related spending in the near‑term. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, on average, to 2029. These cuts reduce reimbursement payments related to our products, which could potentially negatively impact our revenue.

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

It is currently unclear how HRSA will apply its enforcement authority under the regulation. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. HRSA also implemented a reporting requirement pursuant to which we are required to report the 340B ceiling prices for our covered outpatient drugs to HRSA on a quarterly basis. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

In 2011, Directive 2011/24/EU was adopted at the EU level. This Directive concerns the application of patients’ rights in cross‑border healthcare. The Directive establishes rules for facilitating access to safe and high‑quality cross‑border healthcare in the EU. It also provides for the establishment of a voluntary network of national authorities or bodies responsible for HTA in the individual EU Member States. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This could lead to harmonization between EU Member States of the criteria taken into account in the conduct of HTA and their impact on pricing and reimbursement decisions.

On January 31, 2018, the European Commission adopted a proposal for a regulation on HTA. This legislative proposal is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The proposal provides that EU Member States will be able to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. The European Commission has stated that the role of the draft HTA regulation is not to influence pricing and reimbursement decisions in the individual EU Member States. However, this consequence cannot be excluded. The related legislative process is currently ongoing, with EU member states currently divided on the proposal.

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

The restrictions under applicable federal and state healthcare fraud and abuse and privacy and data security laws and regulations that may affect our ability to operate include, but are not limited to:

•

the federal healthcare Anti‑Kickback Statute, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare items or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Liability under the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti‑Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exemption or safe harbor may be subject to scrutiny. Moreover, the anti-kickback statute is subject to evolving interpretation and there are no safe harbors for many common practices, including patient or product support programs, educational and research grants, or charitable donations. In October 2019, the federal government published a proposed regulation creating new safe harbors for, among other things, certain value-based arrangements and patient engagement tools, and that modifies and clarifies the scope of existing safe harbors for warranties and personal service agreements. The impact of the proposed regulation on our current or contemplated operations is not clear even if the proposed regulation is finalized. We seek to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti‑kickback liability;

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

•

numerous U.S. federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information. In addition, most healthcare providers who prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under HIPAA. We are not a HIPAA‑covered entity and we do not operate as a business associate to any covered entities. Therefore, the HIPAA privacy and security requirements do not apply to us (other than potentially with respect to providing certain employee benefits). However, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting and/or conspiring to commit a violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. In addition, the California Consumer Privacy Act (“CCPA”) was signed into law on June 28, 2018 and largely took effect January 1, 2020. The law contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that may affect our ability to use personal information. The CCPA has substantial penalties for non-compliance, and we continue to assess its impact on our business. Similarly, there are a number of legislative proposals at both the federal and state level that could impose new privacy and security-related obligations or limitations in areas affecting our business. Other countries also have, or are developing, laws governing the collection, use, disclosure and protection of personal information. The collection and use of personal health data and other personal data in the EU is governed by the provisions of the General Data Protection Regulation (“GDPR”), an EU-wide regulation that became fully enforceable on May 25, 2018, replacing the EU Data Protection Directive, imposes strict obligations and restrictions on the ability to collect, analyze or otherwise use, and transfer personal data, including health data from clinical trials and adverse event reporting. The GDPR imposes restrictions on the processing (e.g., collection, use, disclosure) of personal data. These obligations and restrictions concern, in particular, the consent of the individuals to whom the personal data relate, the information provided to the individuals prior to processing their personal data, the transfer of personal data out of the EEA or Switzerland, including to the United States, notification of data processing obligations to the competent national data protection authorities, security breach notifications, security and confidentiality of the personal data, as well as substantial potential fines for breaches of the data protection obligations. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in substantial fines and administrative penalties. Compliance with GDPR may be onerous and increase our cost of doing business. The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing amount of focus on privacy and data security issues with the potential to affect our business. These privacy and data security laws and regulations could increase our cost of doing business, and failure to comply with these laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may have contractual rights that limit our ability to use and disclose the information. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business;

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

Data protection authorities from the different EU Member States may interpret the GDPR and applicable related national laws differently and impose requirements additional to those provided in the GDPR. In addition, guidance on implementation and compliance practices may be updated or otherwise revised, which adds to the complexity of processing personal data in the EU. When processing personal data of subjects in the EU, we must comply with the applicable data protection laws. In particular, when we rely on third party service providers processing personal data of subjects in the EU we must enter into suitable agreements with these providers and receive sufficient guarantees that the providers meet the requirements of the applicable data protection laws, particularly the GDPR which imposes specific and relevant obligations.

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

Menarini Group

In July 2013, we entered into a license and commercialization agreement (the “Menarini License Agreement”) and a supply agreement (the “Menarini Supply Agreement”) with the Menarini Group through its subsidiary Berlin Chemie AG (“Menarini”).

Under the terms of the Menarini License Agreement, Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 countries, including the EU Member States, plus Australia and New Zealand. Additionally, we transferred to Menarini ownership of the marketing authorization for SPEDRA in the EU for the treatment of ED, which was granted by the EC in June 2013. Each party agreed not to develop, commercialize, or in license any other product that operates as phosphodiesterase type 5 inhibitor for the treatment of ED for a limited time period, subject to certain exceptions.

Under the Menarini License Agreement, we have received payments of $52.4 million relating to license and milestone payments through December 31, 2019. Additionally, we are entitled to receive potential milestone payments based on certain net sales targets, plus royalties on SPEDRA sales. Menarini will also reimburse us for payments made to cover various obligations to MTPC during the term of the Menarini License Agreement. Under the terms of the Menarini Supply Agreement, Menarini has the right to manufacture SPEDRA independently, provided that it continues to satisfy certain minimum purchase obligations to the Company. Following the expiration of the Menarini Supply Agreement, Menarini would be responsible for its own supply of SPEDRA. Either party may terminate the Menarini Supply Agreement for the other party’s uncured material breach or bankruptcy, or upon the termination of the Menarini License Agreement.

In May 2019, we entered into Amendment No. 1 to the License and Commercialization Agreement and Commercial Supply Agreement with Menarini effective as of January 1, 2019, pursuant to which certain amendments were made to the Menarini License Agreement and the Menarini Supply Agreement, which include: (i) under the Menarini License Agreement, Menarini’s exclusive license to commercialize and promote avanafil for the treatment of ED will be limited to over 40 European countries and no longer includes Australia and New Zealand; (ii) under the Menarini License Agreement, the timing requirements of the product launches by Menarini have been adjusted; (iii) under the Menarini License Agreement, the milestone payments have been adjusted to reflect the removal of Australia and New Zealand and will continue to be non-refundable and non-creditable, with one exception added for certain costs and expenses incurred by Menarini for development work related to an avanafil development opportunity in the Menarini territory (“Menarini Development”); (iv) under the Menarini License Agreement, the royalties on avanafil sales payable by Menarini to us were adjusted to allow Menarini to recoup certain Menarini Development costs and expenses but only as to sales of the Menarini Development product unless the Menarini Development product is commercialized by the Company or its sublicensees outside the Menarini territory; (v) under the Menarini Supply Agreement, the minimum purchase obligations for Menarini were modified and extended, including the ability of Menarini to satisfy its minimum purchase obligations with the purchase of avanafil active pharmaceutical ingredient (“API”) and the addition of minimum purchase obligations for the calendar years for the extended term; and (vi) under the Menarini Supply Agreement, the term will be extended to December 31, 2023, unless otherwise agreed by the parties in writing. We and Menarini have entered into standalone agreements relating to Australia and New Zealand, including a license with royalties and milestone payments and a supply agreement.

Sanofi

On December 11, 2013, we entered into the Sanofi License Agreement with Sanofi. Under the terms of the Sanofi License Agreement, Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in the Sanofi Territory. Under the Sanofi License Agreement, we received payments of $10.0 million relating to license and milestone payments. In March 2017, we and Sanofi entered into the Termination, Rights Reversion and Transition Services Agreement  (the “Transition Agreement”) effective February 28, 2017. Under the Transition Agreement, effective upon the thirtieth day following February 28, 2017, the Sanofi License Agreement terminated for all countries in the Sanofi Territory as a termination by Sanofi for convenience notwithstanding any notice requirements contained in the Sanofi License Agreement. The Commercial Supply Agreement and the Manufacturing and Supply Agreement will continue in effect. In addition, under the Transition Agreement, Sanofi will provide us with certain transition services in support of ongoing regulatory approval efforts while we seek to obtain a new commercial partner or partners for the Sanofi Territory.

On July 31, 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for our drug avanafil on an exclusive basis in the United States and other territories and on a semi‑exclusive basis in Europe, including the EU, Latin America and other territories. On December 7, 2018, we entered into an amendment to the Commercial Supply Agreement with Sanofi Chimie, pursuant to which certain amendments were made to the Commercial Supply Agreement, which include: (i) beginning January 1, 2019, Sanofi Chimie manufactures and supplies API for avanafil on an exclusive basis in all countries where we have the right to sell avanafil; (ii) beginning January 1, 2019, the yearly minimum quantities of API that we must purchase from Sanofi Chimie were adjusted, as well as adjustments to the associated pricing and payment terms; and (iii) with the initial five year term of the Commercial Supply Agreement expiring on December 31, 2018, we and Sanofi Chimie have agreed to extend the term of the Commercial Supply Agreement until December 31, 2023 unless either party makes a timely election to terminate the agreement and that thereafter the Commercial Supply Agreement will auto-renew for successive one year terms unless either party makes a timely election not to renew.

On November 18, 2013, we entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie to manufacture and supply the avanafil tablets on an exclusive basis in the United States and other territories and on a semi‑exclusive basis in Europe, including the EU, Latin America and other territories. We have obtained approval from FDA and the EMA for Sanofi Chimie to be a qualified supplier of avanafil API and of Sanofi Winthrop Industrie as a qualified supplier of the avanafil tablets. In May 2019, we entered into Amendment N°1 to the Manufacturing and Supply Agreement with Sanofi Winthrop Industrie effective as of March 18, 2019, pursuant to which certain amendments were made to the Manufacturing and Supply Agreement, which include: (i) Sanofi Winthrop Industrie will manufacture and supply the tablets for the Company’s drug avanafil on an exclusive basis in all countries where the Company or its sublicensees and/or Menarini have the right to sell avanafil; (ii) the yearly minimum quantities of tablets that the Company must purchase from Sanofi Winthrop Industrie and the price of such tablets were adjusted; and (iii) with the initial term of the Manufacturing and Supply Agreement expiring on January 16, 2021, the Company and Sanofi Winthrop Industrie have agreed to extend the term of the Manufacturing and Supply Agreement until December 31, 2023 unless either party makes a timely election to terminate the agreement and that thereafter the Manufacturing and Supply Agreement will auto-renew for successive one year terms unless either party makes a timely election not to renew.

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

Metuchen will obtain STENDRA exclusively from us for a mutually agreed term pursuant to the supply agreement. Metuchen may elect to transfer the control of the supply chain for STENDRA for the Metuchen Territory to itself or its designee by assigning to Metuchen our agreements with the contract manufacturer. For 2016 and each subsequent calendar year during the term of the supply agreement, if Metuchen fails to purchase an agreed minimum purchase amount of STENDRA from us, it will reimburse us for the shortfall as it relates to our out of pocket costs to acquire certain raw materials needed to manufacture STENDRA. Upon the termination of the supply agreement (other than by Metuchen for our uncured material breach or upon completion of the transfer of the control of the supply chain), Metuchen’s agreed minimum purchase amount of STENDRA from us shall accelerate for the entire then current initial term or renewal term, as applicable. The initial term under the Supply Agreement will be for a period of five years, with automatic renewal for successive two-year periods unless either party provides a termination notice to the other party at least two years in advance of the expiration of the then current term. On September 30, 2016, we received $70 million from Metuchen under the license agreement. Metuchen reimburses  us for payments made to cover royalty and milestone obligations to MTPC during the term of the license agreement but otherwise owes us no future royalties. On September 30, 2019, Metuchen provided a written notice of termination of the Metuchen Supply Agreement effective September 30, 2021.

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

Alvogen Malta Operations (ROW) Ltd

In September 2017, we entered into a license and commercialization agreement  (the “Alvogen License Agreement”) and a commercial supply agreement  (the “Alvogen Supply Agreement”) with Alvogen Malta Operations (ROW) Ltd, which was subsequently assigned to Alvogen South Korea (“Alvogen”). Under the terms of the Alvogen License Agreement, Alvogen will be solely responsible for obtaining and maintaining regulatory approvals for all sales and marketing activities for Qsymia in South Korea. We received an upfront payment of $2.5 million in September 2017, which was recorded in license and milestone revenue in the third quarter of 2017 and are eligible to receive additional payments upon commercial launch and Alvogen reaching a sales milestone for a potential total of $7.5 million. Additionally, we will receive a royalty on Alvogen’s Qsymia net sales in South Korea. Under the Alvogen Supply Agreement, we supply product to Alvogen.

Other

In October 2001, we entered into an assignment agreement (the “Assignment Agreement”) with Thomas Najarian, M.D. for a combination of pharmaceutical agents for the treatment of obesity and other disorders  (the “Combination Therapy”) that became the focus of our development program for Qsymia. The Combination Therapy and all related patent applications (the “Combination Therapy Patents”) were transferred to us with worldwide rights to develop and commercialize the Combination Therapy and exploit the Combination Therapy Patents. In addition, the Assignment Agreement requires us to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and the Combination Therapy Patents until the last‑to‑expire of the assigned Combination Therapy Patents. To the extent that we decide not to commercially exploit the Combination Therapy Patents, the Assignment Agreement will terminate and the Combination Therapy and the Combination Therapy Patents will be assigned back to Dr. Najarian. From 2006 through November 2013, Dr. Najarian served as a Principal Scientist for the Company on a part time basis. Dr. Najarian continues to be available as a consultant.

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

QSYMIA
U.S. Patent No. 7,056,890	Expiring 06/14/2020
U.S. Patent No. 7,553,818	Expiring 06/14/2020
U.S. Patent No. 7,659,256	Expiring 06/14/2020
U.S. Patent No. 7,674,776	Expiring 06/14/2020
U.S. Patent No. 8,802,636	Expiring 06/14/2020
U.S. Patent No. 8,580,299	Expiring 06/14/2029*
U.S. Patent No. 8,895,058	Expiring 06/09/2028
U.S. Patent No. 9,011,905	Expiring 06/09/2028
U.S. Patent Application No. 16/732,544	Pending
U.S. Patent No. 8,580,298	Expiring 05/15/2029*
U.S. Patent No. 8,895,057	Expiring 06/09/2028
U.S. Patent No. 9,011,906	Expiring 06/09/2028
U.S. Patent Application No. 16/220,269	Pending
U.S. Patent Publication No. 2016/0250180 A1 16/220,276	Pending
Canadian Patent No. 2,377,330	Expiring 06/14/2020
Canadian Patent No. 2,727,313	Expiring 06/09/2029
Canadian Patent No. 2,727,319	Expiring 06/09/2029
STENDRA
U.S. Patent No. 6,656,935	Expiring 04/26/2025
U.S. Patent No. 7,501,409	Expiring 05/05/2023
Canadian Patent No. 2,383,466	Expiring 09/13/2020
ERECTILE DYSFUNCTION
U.S. Patent No. 6,495,154	Expiring 11/21/2020
U.S. Patent No. 6,946,141	Expiring 11/21/2020
TACROLIMUS
U.S. Patent No. 9,474,745	Expiring 04/30/2032
U.S. Patent Application No. 16/198,242	Pending
PCT/US16/12694	Pending
PCT/US16/30737	Pending
PCT/US16/47148	Pending

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

Manufacturing

Our commercial products, Qsymia, PANCREAZE/PANCREASE MT and STENDRA/SPEDRA, together with their respective APIs and finished products, as well as our clinical supplies, are manufactured on a contract basis. In addition, packaging for the commercial distribution of the Qsymia and PANCREAZE/PANCREASE MT product capsules and the STENDRA/SPEDRA product tablets is performed by contract packaging companies. We expect to continue to contract with other third‑party providers for manufacturing services, including APIs, finished products, and packaging operations as needed. We believe that our current agreements and purchase orders with third‑party manufacturers provide for sufficient operating capacity to support the anticipated commercial demand for Qsymia, PANCREAZE/PANCREASE MT and STENDRA/SPEDRA and our clinical supplies. However, if we are unable to obtain a sufficient supply of Qsymia, PANCREAZE/PANCREASE MT or STENDRA/SPEDRA for our commercial sales, or the clinical supplies to support our clinical trials, or if we should encounter delays or difficulties in our relationships with our manufacturers or packagers, we may lose potential sales, have difficulty entering into collaboration agreements for the commercialization of STENDRA/SPEDRA for territories in which we do not have a commercial collaboration or our clinical trials may be delayed.

Catalent Pharma Solutions, LLC (“Catalent”) manufactures our clinical and commercial supplies for Qsymia.

Nordmark Arzneimittel GmbH & Co. KG (“Nordmark”) is the Company’s sole source of clinical and commercial supplies for PANCREAZE/PANCREASE MT.

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

Marketing and Sales

We commercialize Qsymia and PANCREAZE in the U.S. primarily through a specialty sales force, supported by an internal commercial team. Our efforts to expand the appropriate use of Qsymia include scientific publications, participation and presentations at medical conferences, and development and implementation of patient-directed support programs. We have rolled out marketing programs to encourage targeted prescribers to gain more experience with Qsymia. We have increased our investment in digital media in order to amplify our messaging to information-seeking consumers. The digital messaging encourages those consumers most likely to take action to speak with their physicians about obesity treatment options. We believe our enhanced web-based strategies will deliver clear and compelling communications to potential patients. In 2019, we introduced the Qsymia Advantage program to reach more of our intended patient population. The Qsymia Advantage program includes patient education resources and access to a home delivery in addition to new pricing.  We launched PANCREAZE in the U.S. in February of 2019, which included 10 contract sales representatives and additional marketing and promotional activities. We transitioned to direct sales of PANCREASE MT in Canada in the third quarter of 2019.

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

Qsymia

Qsymia for the treatment of chronic weight management competes with several approved anti-obesity drugs including, Xenical® (orlistat), marketed by Roche; alli®, the over-the-counter version of orlistat, marketed by GlaxoSmithKline; Contrave® (naltrexone/bupropion), owned by Currax Pharmaceuticals, LLC; and Saxenda® (liraglutide), marketed by Novo Nordisk A/S. Qsymia also competes with generic phentermine.

Agents approved for type 2 diabetes that have demonstrated weight loss in clinical studies may also compete with Qsymia. These include Farxiga™ (dapagliflozin) from AstraZeneca and Bristol-Myers Squibb, an SGLT2 inhibitor; Jardiance® (empagliflozin) from Boehringer Ingelheim, an SGLT2 inhibitor; Victoza® (liraglutide) and Ozempic® (semiglutide) from Novo Nordisk A/S, a GLP-1 receptor agonist; Invokana® (canaglifozin) from Johnson & Johnson’s Janssen Pharmaceuticals, an SGLT2 inhibitor and Glyxambi® (empagliflozin/linagliptin) from Boehringer Ingelheim and Eli Lilly, an SGLT2 inhibitor and DPP-4 inhibitor combination product. Also, EnteroMedics® Inc. markets the Maestro Rechargeable System for certain obese adults, the first weight loss treatment device that targets the nerve pathway between the brain and the stomach that controls feelings of hunger and fullness.

In addition, there are other investigational drug candidates in clinical trials. For example, Rhythm Pharmaceuticals, Inc. (“Rhythm”) is currently in Phase 2 and Phase 3 clinical trials for various applications of setmelanotide, a small peptide melanocortin 4 receptor (“MC4R”) agonist, for the treatment of obesity in individuals with certain genetic deficiencies. There are a number of generic pharmaceutical drugs that are prescribed for obesity, predominantly phentermine, which is sold at much lower prices than we charge for Qsymia and is also widely available in retail pharmacies. The availability of branded prescription drugs, generic drugs and over the counter drugs could limit the demand and the price we are able to charge for Qsymia.

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

PANCREAZE

PANCREAZE for the treatment of pancreatic insufficiency competes with Creon®, marketed by AbbVie, Inc., Zenpep®, recently acquired by Nestlé, Pertzye®, marketed by Digestive Care, Inc., and UltresaTM, marketed by Aptalis Phama US, Inc.

STENDRA/SPEDRA

STENDRA for the treatment of ED competes with PDE5 inhibitors in the form of oral medications including Viagra® (sildenafil citrate), marketed by Pfizer, Inc.; Cialis® (tadalafil), marketed by Eli Lilly and Company; Levitra® (vardenafil), co-marketed by GlaxoSmithKline plc and Schering-Plough Corporation in the U.S.; and STAXYN® (vardenafil in an oral disintegrating tablet (“ODT”)), co-promoted by GlaxoSmithKline plc and Merck & Co., Inc. Additionally, generic formulations of sildenafil citrate, vardenafil and tadalafil are currently available on the market and, on January 3, 2017, we granted Hetero a license to manufacture and commercialize the generic version of STENDRA described in its ANDA filing in the United States as of the date that is the later of (a) October 29, 2024, which is 180 days prior to the expiration of the last to expire of the patents-in-suit, or (b) the date that Hetero obtains final approval from FDA of the Hetero ANDA.

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

Employees

As of February 29, 2020, we had 59 employees located at our corporate headquarters in Campbell, California and in the field. None of our current employees are represented by a labor union or are the subject of a collective bargaining agreement. We believe that our relations with our employees are good, and we have never experienced a work stoppage at any of our facilities.

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

Available Information

Our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to reports filed pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available on our website at www.vivus.com, when such reports are available on the SEC website. Copies of our Annual Report will be made available, free of charge, upon written request.

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

Risks Relating to our Business

Our Convertible Notes, with a face value of $181.4 million, are due in May 2020. We do not have sufficient financial resources or cash flows from our business to pay our substantial debt when due. If we are unable to pay our debt, we may be required to sell assets, restructure our debt or obtain additional debt or equity capital on terms that may be onerous or highly dilutive. Accordingly, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our Convertible Notes, with a face value of $181.4 million, are due in May 2020. We do not have sufficient financial resources or cash flows from our business to pay our substantial debt. If we are unable to pay our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. We may not be able to undertake any of these alternatives or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Our consolidated financial statements for the year ended December 31, 2019 included in this report have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s audit report on our consolidated financial statements includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. As a result of the substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. If we cannot continue as a viable entity, our security holders may lose some or all of their investment in our Company.

Our success will depend on our ability and that of our current or future collaborators to effectively and profitably commercialize Qsymia®, PANCREAZE and STENDRA/SPEDRA.

Our success will depend on our ability and that of our current or future collaborators to effectively and profitably commercialize Qsymia, PANCREAZE and STENDRA/SPEDRA, which will include our ability to:

•	expand the use of Qsymia through targeted patient and physician education;
•	obtain marketing authorization by the EC for Qsymia in the EU;
•	manage our alliances with MTPC, Menarini, Metuchen and Alvogen to help ensure the commercial success of avanafil and the efficiency of our supply chain with Sanofi;
•	manage costs;
•	improve third-party payor coverage, lower out-of-pocket costs to patients with discount programs, and obtain coverage for obesity under Medicare Part D;
•	create market demand for Qsymia through patient and prescriber education, marketing and sales activities;
•	achieve market acceptance and generate product sales;
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

In 2018, former executives of Willow Biopharma Inc. joined our management team, including John Amos as our Chief Executive Officer, M. Scott Oehrlein as our Chief Operations Officer and Kenneth Suh as our President. On October 2, 2019, we and Messrs. Suh and Oehrlein agreed that they would leave the Company, effective October 31, 2019. Their responsibilities were assumed by current employees. On October 28, 2019, Eric W. Roberts and Allan L. Shaw notified us of their decision to resign from our Board of Directors, effective immediately. If we are unable to successfully navigate recent changes to our Board of Directors and senior management, our business could be harmed.

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

In 2018, we initiated a business turnaround plan. These changes, and the potential for additional changes to our management, organizational structure and strategic business plan, may cause speculation and uncertainty regarding our future business strategy and direction. These changes may cause or result in:

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
•

a collaborator could independently move forward with a competing investigational drug candidate developed either independently or in collaboration with others, including with one of our competitors; and

•

a collaborator could terminate or breach the collaborative arrangement, which could negatively impact the continued commercialization of our drug products. For example, in September 2016, Auxilium terminated its agreement with us to commercialize STENDRA in the U.S. and Canada and, in March 2017, Sanofi terminated its agreement with us to commercialize STENDRA/SPEDRA in Africa, the Middle East, Turkey, and the CIS, including Russia.

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

The Tax Cuts and Jobs Act made substantial changes to the Internal Revenue Code, effective January 1, 2018, some of which could have an adverse effect on our business. In addition to reducing the top corporate income tax rate, changes that could impact our business in the future include (i) eliminating the ability to utilize net operating losses (“NOLs”) to reduce income in prior tax years and limiting the utilization of NOLs generated after December 31, 2017, which could affect the timing of our ability to utilize NOLs, and (ii) limiting the amount of business interest expenses that can be deducted.

We currently rely on reports from our commercialization partners in determining our royalty revenues, and these reports may be subject to adjustment or restatement, which may materially affect our financial results.

We have royalty and milestone-bearing license and commercialization agreements for STENDRA/SPEDRA with Menarini. Also, on an interim basis, we have agreements with affiliates of Janssen for the commercialization of PANCREASE MT in Canada. In determining our royalty revenue from such agreements, we rely on our collaboration partners to provide accounting estimates and reports for various discounts and allowances, including product returns. As a result of fluctuations in inventory, allowances and buying patterns, actual sales and product returns of STENDRA/SPEDRA in particular reporting periods may be affected, resulting in the need for our commercialization partners to adjust or restate their accounting estimates set forth in the reports provided to us. Such adjustments or restatements may materially and negatively affect our financial position and results of operations.

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

Our worldwide operations and sales and the markets in which we operate are subject to public health risks, which could have a material adverse effect on us.

Public health issues, including any possible pandemic such as the coronavirus principally emanating from China at the beginning of 2020, or the outbreak of other contagious diseases such as avian influenza, measles or Ebola, whether in the United States or other countries and regions in which we operate, sell our products or are seeking regulatory approval, could cause damage or disruption to the Company or our partners, suppliers and customers, or could create political or economic instability, any of which could harm our financial condition and operating results. Regions around the world, including China, South Korea, Japan, and countries in the EU, have reported significant effects of the spread of the coronavirus as of March 2020. Related disruption and public health risks could materially adversely affect our business, including:

•

in the EU, royalties received on sales of STENDRA/SPEDRA under our license agreement with Menarini, the production of the API and tablets for our drug avanafil by Sanofi Chimie and Sanofi Winthrop Industrie and the production of our drug PANCREAZE/PANCREASE MT by Nordmark; and

•	in South Korea, royalties received on sales of Qsymia under the Alvogen License Agreement.

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

Our write-down for excess and obsolete inventory is subjective and requires forecasting of the future market demand for our products. Forecasting demand for Qsymia, a drug in the obesity market in which there had been no new FDA-approved medications in over a decade prior to 2012, and for which reimbursement from third-party payors had previously been non-existent, has been difficult. PANCREAZE has a short shelf life and forecasting both the amounts and the timing of demand for PANCREAZE is difficult. Forecasting demand for STENDRA/SPEDRA, a drug that has a limited sales history and is in a crowded and competitive market, including significant new generic competitors is also difficult. We will continue to evaluate our inventories on a periodic basis. The value of our inventories could be impacted if actual sales differ significantly from our estimates of future demand, if any significant unanticipated changes in future product demand or market conditions occur or if our collaborators fail to satisfy their minimum purchase obligations. Any of these events, or a combination thereof, could result in additional inventory write-downs in future periods, which could be material.

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

Pursuant to the REMS program applicable to Qsymia, our distribution network is through a small number of certified home delivery pharmacies and wholesalers and through a broader network of certified retail pharmacies. Our distribution network also includes MedVantx Pharmacy Services, a home delivery pharmacy. We have contracted through a third-party vendor to certify the retail pharmacies and collect required data to support the Qsymia REMS program. In addition to providing services to support the distribution and use of Qsymia, each of the certified pharmacies has agreed to comply with the REMS program requirements and, through our third-party data collection vendor, will provide us with the necessary patient and prescribing healthcare provider (“HCP”) data. In addition, we have contracted with third-party data warehouses to store this patient and HCP data and report it to us. We rely on this third-party data in order to recognize revenue and comply with the REMS requirements for Qsymia, such as data analysis. This distribution and data collection network requires significant coordination with our sales and marketing, finance, regulatory and medical affairs teams, in light of the REMS requirements applicable to Qsymia.

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

Qsymia, PANCREAZE and STENDRA/SPEDRA may not gain or increase market acceptance among physicians, patients, healthcare payors or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from such drugs will depend on a number of factors, including:

•	our ability to expand the use of Qsymia through targeted patient and physician education, including our Qsymia Advantage program;
•	our ability to obtain marketing authorization by the EC for Qsymia in the EU;
•	contraindications for Qsymia and STENDRA/SPEDRA;
•	our ability to increase market acceptance for and use of PANCREAZE;
•	competition and timing of market introduction of competitive drugs;
•	quality, safety and efficacy in the approved setting;
•	prevalence and severity of any side effects, including those of the components of our drugs;
•	emergence of previously unknown side effects, including those of the generic components of our drugs;
•	results of any post-approval studies;
•	potential or perceived advantages or disadvantages over alternative treatments, including generics;
•	the relative convenience and ease of administration and dosing schedule;
•	the convenience and ease of purchasing the drug, as perceived by potential patients;
•	strength of sales, marketing and distribution support;
•	price, both in absolute terms and relative to alternative treatments;
•	the effectiveness of our or our current or any future collaborators’ sales and marketing strategies;
•	the effect of current and future healthcare laws;
•	availability of coverage and reimbursement from government and other third-party payors;
•	the level of mandatory discounts required under federal and state healthcare programs and the volume of sales subject to those discounts;
•	recommendations for prescribing physicians to complete certain educational programs for prescribing drugs;
•	the willingness of patients to pay out-of-pocket in the absence of government or third-party coverage; and
•	product labeling, product insert, or new REMS or post-market safety study or trial requirements of FDA or other regulatory authorities.

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

Upon receiving approval to market Qsymia, FDA required that we perform additional studies of Qsymia including a cardiovascular outcome trial (“CVOT”). We estimate the cost of a CVOT as currently designed to be between $180.0 million and $220.0 million incurred over a period of approximately five years. We have held several meetings with FDA to discuss alternative strategies for obtaining cardiovascular (“CV”) outcomes data that would be substantially more feasible and that ensure timely collection of data to better inform on the CV safety of Qsymia. In September 2013, we submitted a request to the EMA for Scientific Advice, a procedure similar to the U.S. Special Protocol Assessment process, regarding use of a pre-specified interim analysis from the CVOT to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease. Our request was to allow this interim analysis to support the resubmission of an application for a marketing authorization for Qsymia for treatment of obesity in accordance with the EU centralized marketing authorization procedure. We received feedback in 2014 from the EMA and the various competent authorities of the EU Member States. We worked with cardiovascular and epidemiology experts in exploring alternate solutions to demonstrate the long-term cardiovascular safety of Qsymia. After reviewing a summary of Phase 3 data relevant to CV risk and post-marketing safety data, the cardiology experts noted that they believe there was an absence of an overt CV risk signal and indicated that they did not believe a randomized placebo-controlled CVOT would provide additional information regarding the CV risk of Qsymia. The epidemiology experts maintained that a well-conducted retrospective observational study could provide data to further inform on potential CV risk. We worked with the expert group to develop a protocol and conduct a retrospective observational study. We have submitted information from the retrospective observational study to FDA in support of a currently pending supplemental New Drug Application (“sNDA”) seeking changes to the Qsymia label. Although we and consulted experts believe there is no overt signal for CV risk to justify the CVOT, we are committed to working with FDA to reach a resolution that provides FDA with additional CV safety data. There is no assurance, however, that FDA will accept any measures short of those specified in the CVOT to satisfy this requirement.

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

Once an applicant receives authorization to market a medicinal product in an EU Member State, through any application route, the applicant is required to engage in pricing discussions and negotiations with a separate pricing authority in that country. The legislators, policymakers and healthcare insurance funds in the EU Member States continue to propose and implement cost-containing measures to keep healthcare costs down, due in part to the attention being paid to healthcare cost containment and other austerity measures in the EU. Certain of these changes could impose limitations on the prices pharmaceutical companies are able to charge for their products. The amounts of reimbursement available from governmental agencies or third-party payors for these products may increase the tax obligations on pharmaceutical companies such as ours, or may facilitate the introduction of generic competition with respect to our products. Furthermore, an increasing number of EU Member States and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in the price of medicinal products in some countries could contribute to similar downward trends elsewhere. Moreover, in order to obtain reimbursement of our medicinal products in some countries, including some EU Member States, we may be required to conduct clinical trials that compare the cost-effectiveness of our products to other available therapies. There can be no assurance that our medicinal products will obtain favorable reimbursement status in any country. For more information concerning pricing and reimbursement of medicinal products in the EU and, in particular, the impact of HTA, please refer to Item 1, “Business – Coverage and Reimbursement.”

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

Competition in the pharmaceutical and medical products industries is intense and is characterized by costly and extensive research efforts and rapid technological progress. We are aware of several pharmaceutical companies also actively engaged in the development of therapies for the treatment of obesity and ED. Many of these companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than we do. Some of the drugs that may compete with Qsymia may not have a REMS requirement and the accompanying complexities such a requirement presents. Our competitors may develop technologies and products that are more effective than those we are currently marketing or researching and developing. Such developments could render Qsymia and STENDRA less competitive or possibly obsolete.

Qsymia for the treatment of chronic weight management competes with several approved anti-obesity drugs including Xenical® (orlistat), marketed by Roche; alli®, the over-the-counter version of orlistat, marketed by GlaxoSmithKline; Contrave® (naltrexone/bupropion), Nalpropion Pharmaceuticals, Inc.’s anti-obesity compound; and Saxenda® (liraglutide), an anti-obesity compound marketed by Novo Nordisk A/S. Agents that have been approved for type 2 diabetes that have demonstrated weight loss in clinical studies may also compete with Qsymia. These include Farxiga™ (dapagliflozin) from AstraZeneca and Bristol-Myers Squibb, an SGLT2 inhibitor; Jardiance® (empagliflozin)

from Boehringer Ingelheim, an SGLT2 inhibitor; Victoza® (liraglutide) from Novo Nordisk A/S, a GLP-1 receptor agonist; Invokana® (canaglifozin) from Johnson & Johnson’s Janssen Pharmaceuticals, an SGLT2 inhibitor and Glyxambi® (empagliflozin/linagliptin) from Boehringer Ingelheim and Eli Lilly, an SGLT2 inhibitor and DPP-4 inhibitor combination product. Also, EnteroMedics® Inc. markets the Maestro Rechargeable System for certain obese adults, the first weight loss treatment device that targets the nerve pathway between the brain and the stomach that controls feelings of hunger and fullness.

There are also other investigational drug candidates in clinical trials for the treatment of obesity. There are also a number of generic pharmaceutical drugs that are prescribed for obesity, predominantly phentermine. Phentermine is sold at much lower prices than we charge for Qsymia. The availability of branded prescription drugs, generic drugs and over-the-counter drugs could limit the demand for, and the price we are able to charge for, Qsymia.

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

The FDCA provides that an ANDA holder and an innovator drug with a REMS with Elements to Assure Safe use, like Qsymia, must use a single shared REMS system to assure safe use or FDA may permit the ANDA holder to implement a separate but comparable REMS. We cannot predict the outcome or impact on our business of any future action that we may take with regard to sharing our REMS program or if FDA grants a waiver allowing the generic competitor to market a generic drug with a separate but comparable REMS.

PANCREAZE for the treatment of pancreatic insufficiency competes with Creon®, marketed by AbbVie, Inc., Zenpep®, recently acquired by Nestlé, Pertzye®, marketed by Digestive Care, Inc., and UltresaTM, marketed by Aptalis Phama US, Inc.

STENDRA for the treatment of ED competes with PDE5 inhibitors in the form of oral medications including Viagra® (sildenafil citrate), marketed by Pfizer, Inc.; Cialis® (tadalafil), marketed by Eli Lilly and Company; Levitra® (vardenafil), co-marketed by GlaxoSmithKline plc and Schering-Plough Corporation in the U.S.; and STAXYN® (vardenafil in an oral disintegrating tablet (“ODT”)), co-promoted by GlaxoSmithKline plc and Merck & Co., Inc. Additionally, generic formulations of sildenafil citrate,  vardenafil and tadalafil are currently available on the market and, on January 3, 2017, we granted Hetero a license to manufacture and commercialize the generic version of STENDRA described in its ANDA filing in the United States as of the date that is the later of (a) October 29, 2024, which is 180 days prior to the expiration of the last to expire of the patents-in-suit, or (b) the date that Hetero obtains final approval from FDA of the Hetero ANDA.

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

We may participate in new partnerships and other strategic transactions that could impact our liquidity, increase our expenses, and present significant distractions to our management.

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

We seek to maintain the confidential nature of our confidential information through contractual provisions in our agreements with third parties, including our agreements with clinical research organizations (“CROs”) that manage our clinical studies for our investigational drug candidates. These CROs may fail to comply with their obligations of confidentiality or may be required as a matter of law to disclose our confidential information. As the success of our clinical studies depends in large part on our confidential information remaining confidential prior to, during and after a clinical study, any disclosure or breach affecting that information could have a material adverse effect on the outcome of a clinical study, our business, financial condition and results of operations. Additionally, we launched the VIVUS Healthcare Platform in 2019, which will provide current and potential customers with an integrated online approach to weight management. We have also launched the Qsymia Advantage program and the PANCREAZE Advantage program.

The collection and use of personal health data and other personal data in the EU is governed by the General Data Protection Regulation (“GDPR”) which became applicable on May 25, 2018, replacing the EU Data Protection Directive. The GDPR imposes strict obligations and restrictions on the ability to collect, analyze or otherwise use, and transfer personal data, including health data from clinical trials and adverse event reporting and substantial fines and other administrative penalties. Ongoing compliance with the GDPR may be onerous and increase our cost of doing business. For more information concerning the data protection requirements in the EU and the EU Member States and the rules governing the transfer of personal data to the U.S., please refer to Item 1, “Business – Fraud and Abuse and Privacy and Data Security Laws and Regulations.”

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

•

numerous U.S. federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and protection of personal information. Other countries also have, or are developing, laws governing the collection, use, disclosure and protection of personal information. The GDPR, for example, is an EU-wide regulation that imposes restrictions on the processing (e.g., collection, use, disclosure) of personal data and that also imposes strict restrictions on the transfer of personal data out of the EU to the U.S. In addition, most healthcare providers who prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under HIPAA. We are not a HIPAA-covered entity and we do not operate as a business associate to any covered entities. Therefore, the HIPAA privacy and security requirements do not apply to us (other than potentially with respect to providing certain employee benefits). However, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting and/or conspiring to commit a violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing amount of focus on privacy and data security issues with the potential to affect our business. For example, the California Consumer Privacy Act (“CCPA”), which largely took effect January 1, 2020, contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that may affect our ability to use personal information. These privacy and data security laws and regulations could increase our cost of doing business, and failure to comply with these laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business;

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third party vendors with whom we contract, and the large amounts of confidential information stored on those systems, make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third party vendors, and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information.

Significant disruptions of our information technology systems or security breaches could adversely affect our business operations and/or result in the loss, misappropriation and/or unauthorized access to, use, disclosure of, acquisition of, or the prevention of access to, confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information and personal information), and could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding patients or employees, could harm our reputation, require us to comply with federal and/or state breach notification laws and foreign law equivalents, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. Security breaches and other inappropriate access to, or interference with our information technology systems that access or maintain confidential information, can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business.

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

We obtain the necessary raw materials and components for the manufacture of Qsymia and STENDRA as well as certain services, such as analytical testing packaging and labeling, from third parties. In particular, we rely on Catalent to supply Qsymia capsules and Packaging Coordinators, Inc. (“PCI”) for Qsymia packaging services. We rely on Nordmark to supply PANCREAZE. We rely on Sanofi Chimie and Sanofi Winthrop to supply avanafil API and tablets. We and these suppliers and service providers are required to follow cGMP requirements and are subject to routine and unannounced inspections by FDA and by state and foreign regulatory agencies for compliance with cGMP requirements and other applicable regulations. Upon inspection of these facilities, FDA or foreign regulatory agencies may find the manufacturing process or facilities are not in compliance with cGMP requirements and other regulations. Because manufacturing processes are highly complex and are subject to a lengthy regulatory approval process, alternative qualified supply may not be available on a timely basis or at all.

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

The Health Resources and Services Administration (“HRSA”), which administers the 340B program, issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. It is currently unclear how HRSA will apply its enforcement authority under the regulation. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. HRSA also implemented a 340B ceiling price reporting requirement pursuant to which we are required to report the 340B ceiling prices for our covered outpatient drugs to HRSA on a quarterly basis. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

The healthcare industry in the U.S. and abroad is undergoing fundamental changes that are the result of political, economic and regulatory influences. The levels of revenue and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce healthcare costs through various means. Reforms that have been and may be considered include mandated basic healthcare benefits, controls on healthcare spending through limitations on the increase in private health insurance premiums and the types of drugs eligible for reimbursement and Medicare and Medicaid spending, the creation of large insurance purchasing groups, and fundamental changes to the healthcare delivery system. These include measures that limit or prohibit payments for some medical treatments or subject the pricing of drugs to government control and regulations changing the rebates we are required to provide, and proposals that would do so. Further, federal budgetary concerns could result in the implementation of significant federal spending cuts, including cuts in Medicare and other health related spending in the near-term. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, on average, to 2029. These cuts reduce reimbursement payments related to our products, which could potentially negatively impact our revenue.

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

•

Effective in January 2011, pharmaceutical companies were required to provide a 50 percent discount on branded prescription drugs dispensed to beneficiaries during their Medicare Part D coverage gap period or “donut hole,” which is a coverage gap that currently exists in the Medicare Part D prescription drug program. The BBA increased such manufacturer point-of-sale discounts to 70% effective as of January 1, 2019. We currently have limited coverage under Medicare Part D for our drugs, but this could change in the future.

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

Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, effective January 1, 2019. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. We expect that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved.

There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of government healthcare or third-party reimbursement programs will not have a material adverse effect on us. Healthcare reform is also under consideration in other countries where we intend to market Qsymia.

We expect to experience pricing and reimbursement pressures in connection with the sale of Qsymia, STENDRA and our investigational drug candidates, if approved, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative and regulatory actions. In addition, we may confront limitations in insurance coverage for Qsymia, STENDRA and our investigational drug candidates. For example, the Medicare program generally does not provide coverage for drugs used to treat ED or drugs used to treat obesity. Similarly, other insurers may determine that such products are not covered under their programs. If we fail to successfully secure and maintain reimbursement coverage for our approved drugs and investigational drug candidates or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our approved drugs and investigational drug candidates and our business will be harmed. Congress has enacted healthcare reform and may enact further reform, which could adversely affect the pharmaceutical industry as a whole, and therefore could have a material adverse effect on our business.

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

An increasing number of EU Member States and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere. Moreover, in order to obtain reimbursement of our medicinal products in some countries, including some EU Member States, we may be required to conduct clinical trials that compare the cost effectiveness of our products to other available therapies. There can be no assurance that our medicinal products will obtain favorable reimbursement status in any country. For more information concerning pricing and reimbursement of medicinal products in the EU and, in particular, the impact of HTA, please refer to Item 1, “Business – Coverage and Reimbursement.”

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

Additionally, we sell Qsymia through MedVantx Pharmacy Services (“MedVantx”), a home delivery pharmacy. System failures by MedVantx could have a significant adverse impact on our ability to fulfill prescriptions transmitted to MedVantx.

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

Worldwide economic conditions remain uncertain due to various developments including the decision by the United Kingdom (“UK”)  to initiate the formal procedure of withdrawal from the EU (often referred to as “Brexit”), current economic challenges in Asia and other disruptions to global and regional economies and markets.

Brexit has created significant uncertainty about the future relationship between the UK and the EU, including with respect to the laws and regulations that will apply as the UK determines which EU laws to replace or replicate in the event of a withdrawal. From a regulatory perspective, the UK’s withdrawal from the EU could give rise to significant complexity and risks.

The UK officially left the EU on January 31, 2020. There will be a transitional period until December 31, 2020 during which the EU and the UK will seek to negotiate new trade agreements. In light of the fact that a significant portion of the regulatory framework in the UK is derived from EU laws, Brexit (in any form) could materially impact the EU and UK regulatory regime governing development, manufacture, importation, approval and commercialization of our product candidates in the UK or the EU. For example, there is a strong risk that the scope of a marketing authorization for a medicinal product granted by the European Commission or by the competent authorities of EU member states will not encompass the UK. In these circumstances, a separate authorization granted by the UK competent authorities will be required to place medicinal products on the UK market. In addition, our ability to rely on UK manufacturing sites to supply medicinal products intended for the EU market will depend on the terms of the UK's withdrawal from the EU and, potentially, on the ability to obtain relevant exemptions under EU law to supply the EU market with medicinal products manufactured at UK-certified sites. There is also a risk that if batch release and quality control testing sites for our products are located only in the UK, manufacturers will be required to use sites in other EU member states to manufacture products for supply to the EU market. Any or all of these changes, if they occur, could increase our costs and otherwise adversely affect our business. In addition, currency exchange rates for the British Pound and the Euro with respect to each other and to the U.S. dollar have already been, and may continue to be, negatively affected by Brexit, which could cause volatility in our quarterly financial results.

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

Our Convertible Notes, with a face value of $181.4 million, are due in May 2020. We will require additional funding prior to May 2020 to service our existing debt, including the maturity of our Convertible Notes, to fund our operations and to pursue development and commercial opportunities. We do not currently have sufficient cash and/or credit facilities in place to pay the debt due May 2020, and we are actively pursuing funding, which may come through public or private debt or equity financings, collaborations or other available financing sources. Such funding may not be available on acceptable terms, or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we will not be able to continue our operations at our current level, or at all, and we may be required to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own. We might also be required to delay, reduce the scope of or eliminate one or more of our commercialization or development programs or obtain funds through collaborations with others that are on unfavorable terms or restructure the Company in other ways that may not be favorable. Even if adequate funds become available, we may need to raise additional funds in the near future to finance our operations and pursue development and commercial opportunities.

Our independent registered public accounting firm’s audit report on our consolidated financial statements includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our security holders may lose some or all of their investment in our Company.

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

As of December  31, 2019, we have $181.4 million in 4.5% Convertible Senior Notes due May 1, 2020, which we refer to as the Convertible Notes. The Convertible Notes are convertible into approximately 1,683,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 6.73038 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $148.58 per share, subject to adjustment under certain conditions. On October 8, 2015, IEH Biopharma LLC, a subsidiary of Icahn Enterprises L.P., announced that it had received tenders for $170,165,000 of the aggregate principal amount of our Convertible Notes in its previously announced cash tender offer for any and all of the outstanding Convertible Notes. The Convertible Notes are convertible at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. Investors in our common stock will be diluted to the extent the Convertible Notes are converted into shares of our common stock, rather than being settled in cash.

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

At December 31, 2019, we had $32.6 million in cash and cash equivalents, and had no available-for-sale securities. While our excess cash balances are typically invested in money market, U.S. Treasury securities and corporate debt securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. To the extent we determine to invest any excess funds in debt securities with maturities greater than money market securities, those investments may be subject to the loss of principal if interest rates change and we are required to liquidate the position prior to maturity.  If we invest in corporate debt securities, we are also subject to credit risk and the loss of principal if credit ratings change.  Further, institutional money market funds are required by rules of the SEC to mark their portfolio to market and are no longer permitted to issue and redeem shares at a constant net asset value, typically $1 per share.

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

We have an accumulated deficit of $912.0 million as of December 31, 2019, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $912.0 million for the period from our inception through December 31, 2019, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income may be limited.

As of December 31, 2019, we had approximately $648.5 million and $278.2 million of total federal and state net operating loss (“NOL”) carryforwards, respectively, with which to offset our future taxable income. Utilization of our net operating loss and tax credit carryforwards, or tax attributes, may be subject to substantial annual limitations provided by the Internal Revenue Code and similar state provisions to the extent certain ownership changes are deemed to occur. Such an annual limitation could result in the expiration of the tax attributes before utilization. The tax attributes reflected above have not been reduced by any limitations. To the extent it is determined upon completion of the analysis that such limitations do apply, we will adjust the tax attributes accordingly. We face the risk that our ability to use our tax attributes will be substantially restricted if we undergo an “ownership change” as defined in Section 382 of the U.S. Internal Revenue Code (“Section 382”). An ownership change under Section 382 would occur if “5-percent shareholders,” within the meaning of Section 382, collectively increased their ownership in the Company by more than 50 percentage points over a rolling three-year period. We have not completed a recent study to assess whether any change of control has occurred or whether there have been multiple changes of control since our formation, due to the significant complexity and cost associated with the study. We have completed studies through December 31, 2016 and concluded no adjustments were required. If we have experienced a change of control at any time since our formation, our NOL carryforwards and tax credits may not be available, or their utilization could be subject to an annual limitation under Section 382. A full valuation allowance has been provided against our NOL carryforwards, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Accordingly, there would be no impact on the consolidated balance sheet or statement of operations.

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

Our operating results will likely fluctuate from fiscal quarter to fiscal quarter, and from year to year, and are difficult to predict. Product sales of Qsymia may never increase or become profitable. We may be unsuccessful in properly integrating and profitably marketing PANCREAZE. In addition, although we have entered into license and commercialization agreements with Menarini to commercialize and promote SPEDRA for the treatment of ED in over 40 countries, including the EU plus Australia and New Zealand,  and with Metuchen to commercialize STENDRA in the U.S., Canada, South America and India, we and they may not be successful in commercializing avanafil in these territories. Our operating expenses are largely independent of sales in any particular period. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors. These factors include, but are not limited to, the level of patient demand for Qsymia and STENDRA, the ability of our distribution partners to process and ship product on a timely basis, the success of our third-party’s manufacturing efforts to meet customer demand, fluctuations in foreign exchange rates, investments in sales and marketing efforts to support the sales of Qsymia and STENDRA, investments in the research and development efforts, and expenditures we may incur to acquire additional products.

It is likely that in some future period or periods our operating results will be below the expectations of securities analysts or investors. If one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, the trading price of our stock could decline. In addition, the trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

On December 30, 2019, our Board of Directors adopted a new stockholder rights plan to replace the Company’s stockholder rights plan that expired in accordance with its terms on November 9, 2019. Under the new rights plan, we issued a dividend of one right for each share of our common stock held by stockholders of record as of the close of business on January 13, 2020. The new rights plan is designed to protect stockholder value by mitigating the likelihood of an “ownership change” that would result in significant limitations to our ability to use our net operating losses or other tax attributes to offset future income. The new rights plan is similar to rights plans adopted by other public companies with significant net operating loss carryforwards

The new rights plan provides, subject to certain exceptions that if any person or group acquires 4.9% or more of the Company’s outstanding common stock, there would be a triggering event potentially resulting in significant dilution in the voting power and economic ownership of that person or group. Existing stockholders who hold 4.9% or more of the Company’s outstanding common stock as of the date of the new rights plan will trigger a dilutive event only if they acquire an additional 1% of the outstanding shares of our common stock.

The new rights plan will continue in effect until December 30, 2022, unless earlier terminated or the rights are earlier exchanged or redeemed by our Board of Directors. We expect to submit the new rights plan to a vote at our 2020 annual meeting of stockholders. If stockholders do not approve the plan at the 2020 annual meeting, it will expire at the close of business on the following day.

Some provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws could delay or prevent a change in control of our Company. Some of these provisions:

•	authorize the issuance of preferred stock by the Board without prior stockholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock;
•	prohibit stockholder action by written consent;
•	specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings; and
•	eliminate cumulative voting in the election of directors.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These and other provisions in our governing documents could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions, and may delay, deter or prevent a tender offer or takeover attempt that a stockholder might consider in its best interest.

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

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

VIVUS’s common stock trades publicly on the Nasdaq Global Select Market under the symbol “VVUS.” As of February 29, 2020, there were 10,648,947 shares of outstanding common stock that were held by 1,438 stockholders of record and no outstanding shares of preferred stock. On February 29, 2020, the last reported sales price of our common stock on the Nasdaq Global Select Market was $1.81 per share.

Dividends

We have not paid any dividends since our inception, and we do not intend to declare or pay any dividends on our common stock in the foreseeable future. Declaration or payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including VIVUS’s financial condition, operating results and current and anticipated cash needs and applicable contractual restrictions.

Stock Performance Graph

The following graph shows a comparison of total stockholder return for holders of our common stock from December 31, 2014 through December 31, 2019 compared with the Nasdaq Composite Index and the RDG SmallCap Pharmaceutical Index. Total stockholder return assumes $100 invested at the beginning of the period in our common stock, the stock represented in the Nasdaq Composite Index and the stock represented by the RDG SmallCap Pharmaceutical Index, respectively. This graph is presented pursuant to SEC rules. We believe that while total stockholder return can be an important indicator of corporate performance, the stock prices of small cap pharmaceutical stocks like VIVUS are subject to a number of market‑related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy, and the performance of other medical technology stocks.

COMPARISON OF 5‑YEAR CUMULATIVE TOTAL RETURN*

Among VIVUS, Inc., the Nasdaq Composite Index, and the RDG SmallCap Pharmaceutical Index

*$100 invested on 12/31/2014 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

Selected Financial Data

(In thousands, except per share data)

Selected Annual Financial Data

	Year Ended December 31,
	2019	2018	2017	2016	2015
Income Statement Data:
Total revenue	$69,760	$65,062	$65,373	$124,258	$95,430
Total operating expenses	$80,729	$68,541	$62,580	$68,573	$155,707
Income (loss) from operations	$(10,969)	$(3,479)	$2,793	$55,685	$(60,277)
Net (loss) income	$(31,503)	$(36,950)	$(30,511)	$23,302	$(93,107)
Basic net (loss) income per share	$(2.96)	$(3.48)	$(2.89)	$2.23	$(8.96)
Diluted net (loss) income per share	$(2.96)	$(3.48)	$(2.89)	$2.22	$(8.96)
Balance Sheet Data:
Working capital	$(128,346)	$124,327	$224,643	$255,159	$214,143
Total assets	$218,308	$302,147	$264,968	$305,776	$277,202
Long-term debt	$241,727	$294,446	$235,683	$241,318	$231,390
Accumulated deficit	$(912,008)	$(880,515)	$(843,565)	$(813,054)	$(836,356)
Stockholders’ (deficit) equity	$(69,224)	$(40,023)	$(9,338)	$18,185	$(7,085)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the year ended December 31, 2019, are not necessarily indicative of the results that may be expected for future fiscal years. The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements that are included in Item 8 of Part II of this Form 10‑K.

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

Overview

VIVUS is a specialty pharmaceutical company with three approved therapies and one product candidate in clinical development. Qsymia® (phentermine and topiramate extended release) is approved by FDA for chronic weight management. In June 2018, we acquired the U.S. and Canadian commercial rights for PANCREAZE®/PANCREASE® MT (pancrelipase), which is indicated for the treatment of exocrine pancreatic insufficiency (“EPI”) due to cystic fibrosis or other conditions. STENDRA® (avanafil) is approved by FDA for erectile dysfunction (“ED”) and by the EC under the trade name SPEDRA, for the treatment of ED in the EU. VI-0106 (tacrolimus) is in clinical development and is being studied in patients with pulmonary arterial hypertension (“PAH”).

Business Strategy

In April 2018, we added John Amos as our new Chief Executive Officer and a member of the VIVUS Board of Directors. With the addition of Mr. Amos, we announced a turnaround plan of building a portfolio of cash flow generating assets to leverage our expertise in commercializing specialty pharmaceutical assets. In June 2018, we completed the first acquisition under this strategy as we acquired all product rights for PANCREAZE (pancrelipase) in the United States and PANCREASE MT in Canada for $135.0 million in cash from Janssen Pharmaceuticals. PANCREAZE/PANCREASE MT is a prescription medicine used to treat people who cannot digest food normally because their pancreas does not make enough enzymes due to cystic fibrosis or other conditions. We are supporting PANCREAZE in the U.S. market by leveraging our existing commercial infrastructure and 10 sales representatives in the U.S. focused on gastro-intestinal and cystic fibrosis physicians.

In June of 2018, we issued $110.0 million of 10.375% 2024 Notes (“2024 Notes”) with affiliates of Athyrium Capital Management (“Athyrium”). Concurrent with the issuance of the 2024 Notes, we issued warrants to purchase 0.3 million shares of our common stock to the note holders. Additionally, concurrent with the issuance of the 2024 Notes, we repurchased Convertible Notes held by Athyrium, with a face value of $60.0 million, at a discount to par plus accrued interest. In October 2018, we settled a purchase of approximately $8.6 million outstanding principal amount of our Convertible Notes for approximately $7.1 million plus accrued interest. In September 2019, we repurchased $48.6 million aggregate principal amount of our 2024 Notes plus prepayment premiums of an aggregate of $6.4 million.

As of December 31, 2019, we had a total of $241.7 million of outstanding debt, $181.4 million of which is due in May 2020. We do not currently have sufficient cash and/or credit facilities in place to address the debt due May 2020 and thus are actively pursuing funding, which may come through public or private debt or equity financings, collaborations or other available financing sources. Such funding may not be available on acceptable terms, or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we will not be able to continue our operations at our current level and may be required to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own. We might also be required to delay, reduce the scope of or eliminate one or more of our commercialization or development programs or obtain funds through collaborations with others that are on unfavorable terms or restructure VIVUS in other ways that may not be favorable. Even if adequate funds become available, we may need to raise additional funds in the near future to finance operations and pursue development and commercial opportunities.

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

We commercialize Qsymia in the U.S. through a specialty sales force who promote Qsymia to physicians. Our sales efforts are focused on maintaining a commercial presence with high volume prescribers of anti-obesity products. Our marketing efforts have focused on rolling out unique programs to encourage targeted prescribers to gain more experience with Qsymia with their obese or overweight patient population. In 2019, we introduced the Qsymia Advantage program to reach more of our intended patient population. The Qsymia Advantage program includes patient education resources and access to a home delivery in addition to new pricing.

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

In December 2019, we announced the results of a pharmacokinetic and pharmacodynamic study demonstrating that Qsymia capsules CIV has favorable pharmacokinetic, efficacy, and safety/tolerability profiles when used for eight weeks to treat adolescents with obesity. The study was conducted in order to establish dosing levels for the ongoing Phase 4 post-marketing study of Qsymia in obese adolescents. The primary objective of the study was to describe the pharmacokinetic profiles of Qsymia after administration in adolescents with obesity.

PANCREAZE/PANCREASE MT

In June 2018, we acquired the commercial rights to PANCREAZE and PANCREASE MT in the U.S. and Canada. Prior to the acquisition, PANCREAZE/PANCREASE MT had been commercialized by Janssen. In connection with the acquisition of PANCREAZE/PANCREASE MT, we and Janssen also entered into transition services agreements pursuant to which Janssen and a Canadian affiliate of Janssen provided certain transition services to us in the U.S. and Canada as we transitioned to full control over the PANCREAZE/PANCREASE MT supply chain, which was completed in the first quarter of 2019. In the first quarter of 2019, we relaunched PANCREAZE in the U.S. by leveraging our existing commercial infrastructure and expanding it to include 10 additional contract sales representatives in the U.S. focused on gastro-intestinal and cystic fibrosis physicians. We also introduced the PANCREAZE Advantage program, which is intended to enhance patient access and improve the patient experience with patient and physician educational materials, a patient support program, and patient and payment assistance. We transitioned to direct sales in Canada in the third quarter of 2019. We have also prioritized supply chain improvement, working capital management and moving PANCREAZE/PANCREASE MT back into the view of the medical community. In February 2020, FDA approved the supplemental New Drug Application for an improved formulation of PANCREAZE that extends the shelf life to 36 months across all PANCREAZE dosages.

Approved in 2010, PANCREAZE/PANCREASE MT is a pancreatic enzyme preparation consisting of pancrelipase, an extract derived from porcine pancreatic glands, as well as other enzyme classes, including porcine-derived lipases, proteases and amylases. PANCREAZE/PANCREASE MT is specifically indicated for the treatment of exocrine pancreatic insufficiency (“EPI”). EPI is a condition that results from a deficiency in the production and/or secretion of pancreatic enzymes. It is associated with cystic fibrosis, chronic pancreatitis, pancreatic cancer and other conditions, and affects approximately 85 percent of cystic fibrosis patients. There is no cure for EPI and pancreatic enzyme replacement therapy is the primary treatment for the condition.

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

Metuchen Pharmaceuticals LLC (“Metuchen”) is our exclusive licensee for the development, commercialization and promotion of STENDRA in the United States, Canada, South America and India. Metuchen reimburses us for payments made to cover royalty and milestone obligations to MTPC, but otherwise owes us no future royalties. Metuchen obtains STENDRA exclusively from us. On September 30, 2019, Metuchen provided a written notice of termination of our supply agreement with them effective September 30, 2021.

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

The current medical therapies for PAH involve endothelin receptor antagonists, PDE5 inhibitors, prostacyclin analogues, selective prostaglandin I2 receptor agonists, and soluble guanate cyclase stimulators, all of which have been shown to effectively dilate arterioles in the pulmonary circulation, to reduce symptoms and improve quality of life. While currently approved products treat the symptoms of PAH, they do little to address the pathologic cell proliferation that is the underlying cause of the disease. We believe that tacrolimus can be used to enhance bone morphogenetic protein receptor type 2 (“BMPR2”) signaling. BMPR2 signaling has been shown to be reduced in PAH patients,  and this reduction in signaling is an important factor leading to cell proliferation within the pulmonary arteries. By restoring BMPR2 signaling, tacrolimus may therefore address a fundamental cause of PAH.

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

In October 2017, we held a pre-IND meeting with FDA for VI-0106, our proprietary formulation of tacrolimus for the treatment of PAH. FDA addressed our questions related to preclinical, nonclinical and clinical data and the planned design of clinical trials of tacrolimus in class 3 and 4 PAH patients, and clarified the requirements needed to file an IND to initiate a clinical trial in this indication. As discussed with FDA, we currently intend to design and conduct clinical trials that could qualify for Fast Track and/or Breakthrough Therapy designation.

Tacrolimus for the treatment of PAH has received Orphan Drug Designation from FDA in the U.S. and the EU on the basis of a scientific opinion adopted by the Committee for Orphan Medicinal Products of the European Medicines Agency in the EU. We are focusing on the development of a proprietary oral formulation of tacrolimus to be used in a clinical development program and, if approved, for commercial use. If we are successful in our development efforts, we anticipate filing an IND with FDA and completing the development of our proprietary formulation of tacrolimus in the second half of 2020. We are currently seeking alternatives for financing the development of tacrolimus.

Qsymia for Additional Indications

We are currently considering further development of Qsymia for the treatment of various diseases, including obstructive sleep apnea and nonalcoholic steatohepatitis (“NASH”).

NOL Rights Plan

On December 30, 2019, our Board of Directors adopted a new stockholder rights plan to replace the Company’s stockholder rights plan that expired on November 9, 2019. Under the new rights plan, we issued a dividend of one right for each share of our common stock held by stockholders of record as of the close of business on January 13, 2020. The new rights plan is designed to protect stockholder value by mitigating the likelihood of an “ownership change” that would result in significant limitations to our ability to use our net operating losses or other tax attributes to offset future income. The new rights plan is similar to rights plans adopted by other public companies with significant net operating loss carryforwards

The new rights plan provides, subject to certain exceptions, that if any person or group acquires 4.9% or more of the Company’s outstanding common stock, there would be a triggering event potentially resulting in significant dilution in the voting power and economic ownership of that person or group. Existing stockholders who hold 4.9% or more of the Company’s outstanding common stock as of the date of the new rights plan will trigger a dilutive event only if they acquire an additional 1% of the outstanding shares of VIVUS common stock.

The new rights plan will continue in effect until December 30, 2022, unless earlier terminated or the rights are earlier exchanged or redeemed by the Board of Directors. We expect to submit the new rights plan to a vote at our 2020 annual meeting of stockholders. If stockholders do not approve the plan at the 2020 annual meeting, it will expire at the close of business on the following day.

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

Other product revenue allowances include a reserve for estimated product returns, certain prompt pay discounts and allowances offered to our customers, program rebates and chargebacks. These product revenue allowances are recognized as a reduction of revenue at the date at which the related revenue is recognized. We also offer discount programs to patients. Calculating certain of these items involves estimates and judgments based on sales or invoice data, contractual terms, utilization rates, new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates or chargebacks. We review the adequacy of product revenue allowances on a quarterly basis. Amounts accrued for product revenue allowances are adjusted when trends or significant events indicate that adjustment is appropriate and to reflect actual experience. See Note 9 to our consolidated financial statements for product reserve balances.

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

Beginning in the first quarter of 2017, with 48 months of returns experience, we believed that we had sufficient data and experience from selling Qsymia to reliably estimate expected returns. Therefore, beginning in the first quarter of 2017, under the then relevant accounting literature, we began recognizing revenue from the sales of Qsymia upon shipment and recording reserves for expected returns, discounts and fees at the time of shipment.

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

The following table summarizes the activity in the accounts related to Qsymia and PANCREAZE product revenue allowances (in thousands):

			Wholesaler/
	Product	Discount	Pharmacy	Cash	Rebates/
	Returns	Programs	Fees	Discounts	Chargebacks	Total
Balance at January 1, 2017	$—	$(1,007)	$(1,280)	$(213)	$(101)	$(2,601)
Current provision related to sales made during current period*	(9,251)	(20,806)	(6,673)	(1,344)	(1,174)	(39,248)
Payments	1,397	17,429	6,870	1,362	991	28,049
Balance at December 31, 2017	(7,854)	(4,384)	(1,083)	(195)	(284)	(13,800)
Current provision related to sales made during current period*	(11,428)	(13,908)	(6,937)	(1,327)	(6,001)	(39,601)
Payments	4,404	15,991	7,017	1,370	1,317	30,099
Balance at December 31, 2018	(14,878)	(2,301)	(1,003)	(152)	(4,968)	(23,302)
Current provision related to sales made during current period*	(11,787)	(11,726)	(9,510)	(1,966)	(9,719)	(44,708)
Payments	11,791	11,537	9,122	1,866	11,905	46,221
Balance at December 31, 2019	$(14,874)	$(2,490)	$(1,391)	$(252)	$(2,782)	$(21,789)

*Current provision related to sales made during current period includes $44.4 million,  $39.1 million and $38.7 million for product revenue allowances related to revenue recognized during the years ended December 31, 2019, 2018 and 2017, respectively. The remaining amounts for the respective years were recorded on the consolidated balance sheets as deferred revenue at the end of each period.

Supply Revenue

We produce STENDRA or SPEDRA through a contract manufacturing partner and then sell it to our commercialization partners. We are the primary responsible party in the commercial supply arrangements and bear significant risk in the fulfillment of the obligations, including risks associated with manufacturing, regulatory compliance and quality assurance, as well as inventory, financial and credit loss. As such, we recognize supply revenue on a gross basis as the principal party in the arrangements. We recognize supply revenue at the time of shipment and, in the unusual case where the product does not meet contractually specified product dating criteria at the time of shipment to the partner, we record a reserve for estimated product returns. There are no such reserves as of December 31, 2019.

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

Accounts Receivable, Allowances for Doubtful Accounts and Cash Discounts

We extend credit to our customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Amounts that are determined to be uncollectible are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. Historically, we have not had any significant uncollected accounts. We offer cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. We account for the cash discounts by reducing revenue and accounts receivable by the amount of the discounts it expects the customers to take. The accounts receivable are reported in the consolidated balance sheets, net of the allowances for doubtful accounts and cash discounts. There was no allowance for doubtful accounts at December 31, 2019 or 2018.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover its deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of December 31, 2019, it was considered more likely than not that our deferred tax assets would not be realized. However, should there be a change in our ability to recover its deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover its deferred tax assets.

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

RESULTS OF OPERATIONS

Revenues

	Years Ended December 31,			Increase/(Decrease)
(in thousands, except for percentages)	2019	2018	2017	2019 vs 2018	2018 vs 2017
Qsymia—Net product revenue	$37,750	$40,558	$44,983	(7)%	(10)%
PANCREAZE/PANCREASE MT—Net product revenue	21,299	16,226	—	31%	N/A
License and milestone revenue	2,500	—	7,500	N/A	(100)%
Qsymia—Supply revenue	1,186	—	—	N/A	N/A
STENDRA/SPEDRA—Supply revenue	3,448	4,863	10,407	(29)%	(53)%
STENDRA/SPEDRA—Royalty revenue	2,020	2,307	2,483	(12)%	(7)%
PANCREASE MT—Royalty revenue	1,557	1,108	—	41%	N/A
Total revenue	$69,760	$65,062	$65,373	7%	(0)%

Net product revenue

In the first quarter of 2017, we began recognizing revenue from the sales of Qsymia upon shipment and recording reserves for expected returns, discounts and fees at the time of shipment.  Revenue for 2017 includes gross Qsymia product revenue of $17.9 million and net Qsymia product revenue of $7.3 million related to shipments which had previously been deferred. Excluding this one-time adjustment, Qsymia net product revenue for 2017 was $37.6 million.

The following table reconciles gross Qsymia product revenue to net Qsymia product revenue (in thousands):

	Year Ended December 31,
	2019	2018	2017
Gross Qsymia product revenue	$63,197	$66,513	$85,044
Returns & allowances	(1,082)	(2,967)	(9,251)
Discount programs	(15,849)	(13,703)	(20,129)
Wholesaler/Pharmacy fees	(6,063)	(6,704)	(7,728)
Cash discounts	(1,062)	(1,327)	(1,697)
Rebates/Chargebacks	(1,391)	(1,254)	(1,256)
Net Qsymia product revenue	$37,750	$40,558	$44,983

The following table reconciles gross PANCREAZE/PANCREASE MT product revenue to net PANCREAZE/PANCREASE MT product revenue (in thousands):

	Year Ended December 31,
	2019	2018	2017
Gross PANCREAZE/PANCREASE MT product revenue	$45,231	$30,717	$—
Returns & allowances	(10,704)	(8,460)	—
Discount programs	(23)	—	—
Wholesaler/Pharmacy fees	(3,974)	(381)	—
Cash discounts	(903)	(604)	—
Rebates/Chargebacks	(8,328)	(5,046)	—
Net PANCREAZE/PANCREASE MT product revenue	$21,299	$16,226	$—

Prescriptions are as follows:

	Year Ended December 31,
	2019	2018	2017
Qsymia units shipped (in thousands)	331	349	441
Qsymia prescriptions dispensed (in thousands)	337	360	395
PANCREAZE/PANCREASE MT units shipped (in thousands)	115	73	—

Units shipped represent our direct shipments into the sales channel. We expect net Qsymia product revenue in 2020 to be consistent with or increase from 2019 levels due to new marketing and distribution efforts. We anticipate that future PANCREAZE/PANCREASE MT product revenue will increase from 2019 levels but will fluctuate from period to period based on our wholesalers’ management of the supply chain and the impact of our relaunch efforts. Also, we anticipate that future PANCREAZE/PANCREASE MT net product revenue will continue to be negatively impacted by potential future promotional strategies, including coupon programs.

License and milestone revenue

License and milestone revenue for 2019 related to contractual payments due to us upon Alvogen receiving marketing authorization in South Korea. License and milestone revenue for 2017 consisted of a one-time $5.0 million payment earned for a license to certain clinical data related to phentermine and $2.5 million of license fees earned under the Alvogen License Agreement for commercial rights to Qsymia in South Korea.

License and milestone revenues are dependent on the timing of entering into new collaborations and the timing of our collaborators meeting certain milestone events. As a result, our license and milestone revenue will fluctuate materially between periods.

Supply revenue

We supply Qsymia and STENDRA/SPEDRA to our collaboration partners on a cost-plus basis. The variations in supply revenue are a result of the timing of orders placed by our partners and may or may not reflect end user demand.  The timing of purchases by our commercialization partners will be affected by, among other items, their minimum purchase commitments, end user demand, and distributor inventory levels. As a result, supply revenue has and will continue to fluctuate materially between reporting periods.

Royalty revenue

We record royalty revenue related to sales of STENDRA/SPEDRA and Canadian sales of PANCREASE MT based on reports provided by our partners. Upon taking over operations for Canadian sales for PANCREASE MT, including ownership of the Canadian inventory in the third quarter of 2019, net sales of PANCREASE MT began to be recorded as net product revenue with costs recorded as cost of goods sold. We expect STENDRA/SPEDRA royalty revenue in 2019 to remain relatively consistent with current levels.

Cost of goods sold and Amortization of intangible assets

	Year Ended December 31, 2019
(In thousands, except percentages)	Qsymia		PANCREAZE/ PANCREASE MT		STENDRA/ SPEDRA		Total
Net product revenue	$37,750		$21,299		$—		$59,049
Supply revenue	1,186		—		3,448		4,634
Total product and supply revenue	38,936	100%	$21,299	100%	$3,448	100%	$63,683	100%

Cost of goods sold (excluding amortization)	5,775	15%	$6,460	30%	$3,436	100%	$15,671	25%
Amortization of intangible assets	362	1%	14,190	67%	—	0%	14,552	23%
Total cost of goods sold	6,137	16%	$20,650	97%	$3,436	100%	$30,223	47%

Product and supply gross margins	$32,799	84%	$649	3%	$12	0%	$33,460	53%

	Year Ended December 31, 2018
	Qsymia		PANCREAZE/ PANCREASE MT		STENDRA/ SPEDRA		Total
Net product revenue	$40,558		$16,226		$—		$56,784
Supply revenue	—		—		4,863		4,863
Total product and supply revenue	$40,558	100%	$16,226	100%	$4,863	100%	$61,647	100%

Cost of goods sold (excluding amortization)	$4,693	12%	$5,156	32%	$4,764	98%	$14,613	24%
Amortization of intangible assets	$363	1%	$8,277	51%	$—	0%	$8,640	14%
Total cost of goods sold	$5,056	12%	$13,433	83%	$4,764	98%	$23,253	38%

Product and supply gross margins	$35,502	88%	$2,793	17%	$99	2%	$38,394	62%

	Year Ended December 31, 2017
	Qsymia		PANCREAZE/ PANCREASE MT		STENDRA/ SPEDRA		Total
Net product revenue	$44,983		$—		$—		$44,983
Supply revenue	—		—		10,407		10,407
Total product and supply revenue	$44,983	100%	$—		$10,407	100%	$55,390	100%

Cost of goods sold (excluding amortization)	$6,993	16%	$—		$9,650	93%	$16,643	30%
Amortization of intangible assets	$544	1%	$—		$—	0%	$544	1%
Total cost of goods sold	$7,537	17%	$—		$9,650	93%	$17,187	31%

Product and supply gross margins	$37,446	83%	$—		$757	7%	$38,203	69%

Cost of goods sold for Qsymia includes the inventory costs of API, third party contract manufacturing and packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production. Cost of goods sold for PANCREAZE/PANCREASE MT includes third party contract manufacturing costs, amortization of the PANCREAZE/PANCREASE MT license, service fees, royalties, insurance, and overhead costs. Cost of goods sold for STENDRA/SPEDRA shipped to our commercialization partners includes the inventory costs of API and tableting. Fluctuations in the cost of goods sold as a percentage of net product and supply revenue over the periods was primarily due to the sales mix among Qsymia, STENDRA/SPEDRA and PANCREAZE/PANCREASE MT.

Selling, general and administrative

	Years Ended December 31,			Increase/(Decrease)
(In thousands, except percentages)	2019	2018	2017	2019 vs 2018	2018 vs 2017
Selling and marketing	$17,968	$13,970	$16,638	29%	(16)%
General and administrative	22,071	23,971	23,492	(8)%	2%
Total selling, general and administrative expenses	$40,039	$37,941	$40,130	6%	(5)%

The increase in selling and marketing expenses in 2019 compared to 2018 was due primarily to commercialization efforts for PANCREAZE, including additions to our sales force to support the relaunch in the first quarter of 2019 and related promotional activities. The decrease in selling and marketing expenses in 2018 compared to 2017 was due primarily to the reduction of the size of our sales force in 2017 and cost saving efforts to reduce marketing programs, partially offset by the addition of PANCREAZE marketing expenses. Selling and marketing expenses for our current products are expected to remain stable in future quarters.

The decrease in general and administrative expenses in 2019 compared to 2018 and the increase in 2018 compared to 2017 was due primarily to approximately $2.0 million in one-time expenses related to the PANCREAZE and Willow Biopharma acquisitions in 2018. In addition, we had reductions in legal spending due to the settlement of our Qsymia litigation in 2017, partially offsetting the one-time expenses in 2018. We expect general and administrative expenses to fluctuate significantly on a quarterly basis due to the timing of activities within our business development and financing activities.

Research and development

	Years Ended December 31,			Increase/(Decrease)
Drug Indication/Description	2019	2018	2017	2019 vs 2018	2018 vs 2017
(In thousands, except percentages)
Qsymia	$2,678	$1,120	$31	139%	3,513%
STENDRA/SPEDRA	282	172	127	64%	35%
PANCREAZE/PANCREASE MT	3,753	878	—	327%	N/A
VI-0106	247	1,999	2,189	(88)%	(9)%
Share-based compensation	207	312	345	(34)%	(10)%
Overhead costs*	3,300	2,866	2,571	15%	11%
Total research and development expenses	$10,467	$7,347	$5,263	42%	40%

*Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

The increase in total research and development expenses in 2019 as compared to 2018 was primarily due to increased spending related to post marketing requirements assumed as part of the acquisition of PANCREAZE.PANCREASE MT in June 2018, in addition to spending on our Qsymia adolescent safety and efficacy study (OB-403) as we enrolled our first patients across multiple sites and started monitoring visits. Our spending to develop VI-0106 for the treatment of PAH experienced a decrease due to the timing of development activities.

The increase in total research and development expenses in 2018 as compared to 2017 was primarily due to increased spending for Qsymia post-marketing requirements and spending for PANCREAZE product improvements.

We expect research and development expenses will vary based on enrollment of the OB-0403 clinical trial and development efforts related to our VI-0106 product candidate.

Interest and other expense,  net

Interest expense, net consists primarily of interest expense and the amortization of issuance costs from our Convertible Notes and 2024 Notes and the amortization of the debt discount on the Convertible Notes. Other expense and income were not significant. Interest expense for 2019 included prepayment premiums of $6.4 million related to the repurchase of $48.6 million aggregate principal amount of our 2024 Notes. Exclusive of those payments, the decrease in 2019 is due to the paydown of debt in 2018 and the loss of its associated discounts, partially offset by the additional debt issued in June 2018.  We expect interest and other expense (income) for 2020 exclusive of any possible refinancing of our convertible debt to remain consistent with levels at the end of 2019.

Provision for (Benefit from) income taxes

The tax provisions for all years are the result of certain state tax liabilities. We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on our deferred tax assets in the U.S. as of December  31, 2019. We will continue to assess such evidence on a quarterly basis in 2020 to determine whether we will need to reverse all or a portion of the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Cash.  Cash, cash equivalents and available‑for‑sale securities totaled $32.6 million at December 31, 2019, as compared to $111.2 million at December 31, 2018.  The decrease was primarily due to the $55.0 million payment to repurchase $48.6 million aggregate principal amount of debt, plus prepayment premiums, net cash used for operating activities and other debt servicing during the period.

We invest our excess cash balances in money market, U.S. government securities and corporate debt securities in accordance with our investment policy. Our investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition. From time to time, the Company may also invest its cash to retire or purchase its outstanding debt, make asset acquisitions, conduct research and development or expand the Company. Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is possible that changes in these risk factors in the near term could have an adverse material impact on our results of operations or stockholders’ deficit.

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

Accounts receivable (net of allowance for doubtful accounts and cash discounts) at December 31, 2019, was $22.3 million, as compared to $25.6 million at December 31, 2018. As of February 29, 2020, we had collected 62% of the accounts receivable outstanding at December 31, 2019.

Liabilities.  Total liabilities were $287.5 million at December 31, 2019, compared to $342.2 million at December 31, 2018. The decrease in total liabilities was primarily due to the repayment of certain existing debt. Additional changes in total liabilities were due to timing differences in our various liability accounts.

Summary Cash Flows

	Years Ended December 31,
	2019	2018	2017
Cash provided by (used for):	(in thousands)
Operating activities	$(30,474)	$(23,607)	$(16,364)
Investing activities	81,569	(56,150)	24,012
Financing activities	(48,821)	43,776	(26,039)

Operating Activities.    Cash used for operating activities in 2019 resulted from our net loss as adjusted for non-cash items, in addition to the increase in inventories and decreases in accounts payable and deferred revenue, partially offset by decreases in accounts receivable and prepaid expenses and an increase in accrued liabilities. Cash used for operating activities in 2018 primarily consisted of our operating losses, adjusted for non-cash items, in addition to increases in accounts receivable and inventory due to the addition of PANCREAZE, partially offset by an increase in accrued and other liabilities, primarily due to product reserves for PANCREAZE. Cash used for operating activities in 2017 primarily consisted of our operating losses adjusted for non-cash items, in addition to increases in accounts receivable and inventory and a decrease in our deferred revenue balances due to our switch to the sell-in model for Qsymia product revenue. These were partially offset by increases in accounts payable and accrued liability balances, mostly due to timing.

Investing Activities.    Cash provided by investing activities in 2019 resulted primarily from sales and maturities of our investment securities used for the paydown of a portion of our debt and for operating uses. Cash used for investing activities in 2018 primarily related to cash paid for the acquisition of the PANCREAZE license, partially offset by net proceeds from sales and maturities of our investment securities.  Cash provided by or used for investing activities in 2017 primarily related to the net maturities of investment securities.

Financing Activities.    Cash used by financing activities in 2019 were primarily due to the repayment of $48.6 million of our Senior Secured Notes due 2024, in addition to principal payments on financing leases, partially offset by proceeds from our employee stock purchase plan. Cash provided by financing activities in 2018 resulted from the net proceeds of $108.0 million from the issuance of our Senior Secured Notes due 2024, partially offset by the use of a total of $58.1 million to repurchase a combined total of $68.6 million of face value of our Convertible Notes and the repayment of $6.2 million of our Senior Secured Notes due 2018.  Cash used in financing activities for 2017 consisted primarily of our repayments of $26.1 million under our Senior Secured Notes due 2018.

We do not currently have sufficient cash and/or credit facilities in place to pay the debt due May 1, 2020 and thus are actively pursuing funding, which may come through public or private debt or equity financings, collaborations or other available financing sources. Such funding may not be available on acceptable terms, or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we will not be able to continue our operations at our current level and may be required to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own. We might also be required to delay, reduce the scope of or eliminate one or more of our commercialization or development programs or obtain funds through collaborations with others that are on unfavorable terms or restructure VIVUS in other ways that may not be favorable. Even if adequate funds become available, we may need to raise additional funds in the near future to finance operations and pursue development and commercial opportunities.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. Our coming debt maturities as well as our negative cash flow from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2019, excluding amounts already recorded on our consolidated balance sheet as accounts payable or accrued liabilities, and the effect such obligations are expected to have on our liquidity and cash flow in future fiscal years. This table includes our enforceable, non‑cancelable, and legally binding obligations and future commitments as of December 31, 2019. The amounts below do not include contingent milestone payments or royalties, and assume the agreements and commitments will run through the end of terms, as such no early termination fees or penalties are included herein:

	Payments Due by Period
Contractual obligations	Total	2020	2021 - 2023	2024 - 2025	Thereafter
	(in thousands)
Operating leases	$1,513	$834	$679	$—	$—
Purchase obligations	134,328	16,219	47,287	22,908	47,914
Notes payable	242,778	181,426	51,898	9,454	—
Interest payable	23,635	10,901	12,366	368	—
Total contractual obligations	$402,254	$209,380	$112,230	$32,730	$47,914

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

The API and the tablets for STENDRA/SPEDRA (avanafil) are currently manufactured by Sanofi. On December 7, 2018, we entered into an amendment to the Commercial Supply Agreement with Sanofi Chimie, pursuant to which certain amendments were made to the Commercial Supply Agreement, which include: (i) beginning January 1, 2019, Sanofi Chimie will manufacture and supply API for avanafil on an exclusive basis in all countries where we have the right to sell avanafil; (ii) beginning January 1, 2019, the yearly minimum quantities of API that we must purchase from Sanofi Chimie will be adjusted, as well as adjustments to the associated pricing and payment terms; and (iii) with the initial five year term of the Commercial Supply Agreement expiring on December 31, 2018, we and Sanofi Chimie have agreed to extend the term of the Commercial Supply Agreement until December 31, 2023 unless either party makes a timely election to terminate the agreement and that thereafter the Commercial Supply Agreement will auto-renew for successive one year terms unless either party makes a timely election not to renew. We have minimum purchase commitments with Sanofi to purchase API materials and tablets through 2023. Our minimum purchase commitments with Sanofi totaled approximately $18.9 million as of December 31, 2019.  PANCREAZE is currently manufactured by Nordmark. Our minimum purchase commitments to Nordmark totaled approximately $113.0 million at December 31, 2019.  Our minimum purchase commitments for Qsymia totaled approximately $1.6 million at December 31, 2019.

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

On November 18, 2013, we entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie to manufacture and supply the avanafil tablets on an exclusive basis in the United States and other territories and on a semi exclusive basis in Europe, including the EU, Latin America and other territories. We have obtained approval from FDA and the EMA for Sanofi Chimie to be a qualified supplier of avanafil API and of Sanofi Winthrop Industrie as a qualified supplier of the avanafil tablets. In May 2019, we entered into Amendment N°1 to the Manufacturing and Supply Agreement with Sanofi Winthrop Industrie effective as of March 18, 2019, pursuant to which certain amendments were made to the Manufacturing and Supply Agreement, which include: (i) Sanofi Winthrop Industrie will manufacture and supply the tablets for our drug avanafil on an exclusive basis in all countries where we or our sublicensees and/or Menarini have the right to sell avanafil; (ii) the yearly minimum quantities of tablets that we must purchase from Sanofi Winthrop Industrie and the price of such tablets were adjusted; and (iii) with the initial term of the Manufacturing and Supply Agreement expiring on January 16, 2021, we and Sanofi Winthrop Industrie have agreed to extend the term of the Manufacturing and Supply Agreement until December 31, 2023 unless either party makes a timely election to terminate the agreement and that thereafter the Manufacturing and Supply Agreement will auto-renew for successive one year terms unless either party makes a timely election not to renew.

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

Dividend Policy

We have not paid any dividends since our inception and do not intend to declare or pay any dividends on our common stock in the foreseeable future. Declaration or payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results and current and anticipated cash needs and applicable contractual restrictions.

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

Market and Interest Rate Risk

Our cash and cash equivalents as of December 31, 2019 consisted of cash deposits and money market funds.  Our cash, cash equivalents and available‑for‑sale securities as of December 31, 2018 consisted primarily of money market funds and U.S. Treasury securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset‑backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, when we have cash to invest, we have focused on investing in U.S. Treasuries until market conditions improve.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short‑term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. We had no available-for-sale securities at December 31, 2019. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Stockholders and Board of Directors

VIVUS, Inc.

Campbell, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of VIVUS, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2019, the Company has cash and cash equivalents of $32.6 million and a total of $241.7 million in debt, $181.4 million of which is due May 2020. The Company also has recurring negative cash flows from operations and an accumulated deficit. All of these matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ OUM & CO. LLP

San Francisco, California
March 3, 2020

We have served as the Company's auditor since 2005.

VIVUS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$32,649	$30,411
Available-for-sale securities	—	80,838
Accounts receivable, net	22,338	25,608
Inventories, net	33,679	23,132
Prepaid expenses and other current assets	8,134	7,538
Total current assets	96,800	167,527
Fixed assets, net	233	341
Right-of-use assets	1,135	—
Intangible and other non-current assets	120,140	134,279
Total assets	$218,308	$302,147
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,726	$8,921
Accrued and other liabilities	32,398	33,044
Deferred revenue	1,249	1,235
Current portion of lease liability	767	—
Current portion of long-term debt	183,006	—
Total current liabilities	225,146	43,200
Long-term debt	58,721	294,446
Deferred revenue, net of current portion	3,063	4,290
Lease liability, net of current portion	602	—
Non-current accrued and other liabilities	—	234
Total liabilities	287,532	342,170
Commitments and contingencies
Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock; $.001 par value; 200,000 shares authorized; 10,649 and 10,636 shares issued and outstanding at December 31, 2019 and 2018, respectively	11	11
Additional paid-in capital	842,808	840,751
Accumulated other comprehensive loss	(35)	(270)
Accumulated deficit	(912,008)	(880,515)
Total stockholders’ deficit	(69,224)	(40,023)
Total liabilities and stockholders’ deficit	$218,308	$302,147

See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Net product revenue	$59,049	$56,784	$44,983
License and milestone revenue	2,500	—	7,500
Supply revenue	4,634	4,863	10,407
Royalty revenue	3,577	3,415	2,483
Total revenue	69,760	65,062	65,373

Operating expenses:
Cost of goods sold (excluding amortization)	15,671	14,613	16,643
Amortization of intangible assets	14,552	8,640	544
Sales and marketing	17,968	13,970	16,638
General and administrative	22,071	23,971	23,492
Research and development	10,467	7,347	5,263
Total operating expenses	80,729	68,541	62,580

(Loss) Income from operations	(10,969)	(3,479)	2,793

Interest and other expense:
Interest expense	20,728	33,876	33,231
Gain on extinguishment of debt	—	(1,427)	—
Other (income) expense, net	(215)	970	71
Interest and other expense, net	20,513	33,419	33,302
Loss before income taxes	(31,482)	(36,898)	(30,509)
Provision for income taxes	21	52	2
Net loss	$(31,503)	$(36,950)	$(30,511)

Basic and diluted net loss per share:	$(2.96)	$(3.48)	$(2.89)
Shares used in per share computation:
Basic and diluted	10,641	10,621	10,574

VIVUS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS INCOME

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(31,503)	$(36,950)	$(30,511)
Unrealized gain on securities, net of taxes	271	338	8
Translation adjustment	(36)	—	—
Comprehensive loss	$(31,268)	$(36,612)	$(30,503)

See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balances, December 31, 2016	10,483	$10	$831,845	$(616)	$(813,054)	$18,185
Sale of common stock through employee stock purchase plan	5	—	38	—	—	38
Vesting of restricted stock units	115	1	(1)	—	—	—
Share-based compensation expense	—	—	2,942	—	—	2,942
Net unrealized gain on securities	—	—	—	8	—	8
Net loss	—	—	—	—	(30,511)	(30,511)
Balances, December 31, 2017	10,603	11	834,824	(608)	(843,565)	(9,338)
Sale of common stock through employee stock purchase plan	11	—	41	—	—	41
Exercise of common stock options for cash	10	—	78	—	—	78
Vesting of restricted stock units	12	—	—	—	—	—
Share-based compensation expense	—	—	3,285	—	—	3,285
Warrants issued for acquisition of PANCREAZE	—	—	828	—	—	828
Warrants issued in association with the issuance of debt	—	—	1,695	—	—	1,695
Net unrealized gain on securities	—	—	—	338	—	338
Net loss	—	—	—	—	(36,950)	(36,950)
Balances, December 31, 2018	10,636	11	840,751	(270)	(880,515)	(40,023)
Sale of common stock through employee stock purchase plan	12	—	31	—	—	31
Vesting of restricted stock units	1	—	—	—	—	—
Share-based compensation expense	—	—	2,026	—	—	2,026
Translation adjustment	—	—	—	(36)	—	(36)
Net unrealized gain on securities	—	—	—	271	—	271
Cumulative effect of accounting change	—	—	—	—	10	10
Net loss	—	—	—	—	(31,503)	(31,503)
Balances, December 31, 2019	10,649	$11	$842,808	$(35)	$(912,008)	$(69,224)

See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(31,503)	$(36,950)	$(30,511)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	14,702	8,875	811
Amortization of debt issuance costs and discounts	(4,070)	18,228	20,442
Amortization of discount or premium on available-for-sale securities	(502)	559	768
Share-based compensation expense	2,026	3,285	2,942
Gain on extinguishment of debt	—	(1,427)	—
Changes in assets and liabilities:
Accounts receivable	2,857	(13,421)	(2,709)
Inventories	(12,623)	(5,849)	(1,526)
Prepaid expenses and other assets	(201)	(370)	1,069
Accounts payable	(1,195)	(1,151)	5,365
Accrued and other liabilities	1,248	5,838	5,859
Deferred revenue	(1,213)	(1,224)	(18,874)
Net cash used for operating activities	(30,474)	(23,607)	(16,364)
Investing activities:
Fixed asset purchases	(42)	(34)	(21)
Acquisition of PANCREAZE license	—	(135,000)	—
Purchases of available-for-sale securities	(16,879)	(41,506)	(31,097)
Proceeds from maturity of available-for-sale securities	42,087	58,101	37,470
Proceeds from sales of available-for-sale securities	56,403	62,289	17,660
Net cash provided by (used for) investing activities	81,569	(56,150)	24,012
Financing activities:
Net proceeds from debt issuance	—	107,991	—
Repayments of notes payable	(48,649)	(64,334)	(26,077)
Principal payments of financing leases	(203)	—	—
Net proceeds from exercise of common stock options	—	78	—
Sale of common stock through employee stock purchase plan	31	41	38
Net cash (used for) provided by financing activities	(48,821)	43,776	(26,039)
Effect of exchange rates on cash and cash equivalents	(36)	—	—
Net increase (decrease) in cash and cash equivalents	2,238	(35,981)	(18,391)
Cash and cash equivalents:
Beginning of year	30,411	66,392	84,783
End of year	$32,649	$30,411	$66,392
Supplemental cash flow disclosure:
Interest paid	$18,315	$18,445	$15,350
Income taxes paid	$46	$60	$47
Non-cash investing activities:
Unrealized gain on securities	$271	$338	$8

See accompanying notes to consolidated financial statements.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Significant Accounting Policies

Business

VIVUS is a specialty pharmaceutical company with three approved therapies (Qsymia®, PANCREAZE®/PANCREASE® MT and STENDRA®/SPEDRA) and one product candidate in active clinical development (VI-0106). Qsymia (phentermine and topiramate extended release) is approved by the U.S. Food and Drug Administration (“FDA”) for chronic weight management. In June 2018, the Company acquired the U.S. and Canadian commercial rights for PANCREAZE/PANCREASE MT (pancrelipase), which is indicated for the treatment of exocrine pancreatic insufficiency due to cystic fibrosis or other conditions. STENDRA (avanafil) is approved by FDA for erectile dysfunction (“ED”), and by the European Commission (“EC”) under the trade name SPEDRA, for the treatment of ED. The Company commercializes Qsymia and PANCREAZE in the U.S. through a specialty sales force supported by an internal commercial team. The Company licenses the commercial rights to STENDRA/SPEDRA in the U.S., EU and other countries. VI-0106 (tacrolimus) is in active clinical development and is being studied in patients with pulmonary arterial hypertension (“PAH”).

When reference is made to the “Company” or “VIVUS” in these footnotes, it refers to the Delaware corporation, or VIVUS, Inc., and, unless the context otherwise requires, its California predecessor, as well as all of its consolidated subsidiaries.

Liquidity and Ability to Continue as a Going Concern

At December 31, 2019, the Company’s accumulated deficit was approximately $912.0 million and its cash and cash equivalents were $32.6 million. As of December 31, 2019, the Company had a total of $241.7 million in debt, $181.4 million of which is due May 2020. See Note 13 for additional information regarding the Company’s debt.

The Company does not currently have sufficient cash and/or credit facilities in place to pay the debt due May 2020 and is actively pursuing funding, which may come through public or private debt or equity financings, collaborations, sale of assets or other available financing sources. Such funding may not be available on acceptable terms, or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, the Company will not be able to continue its operations at its current level and may be required to relinquish rights to certain of its technologies, product candidates or products that it would otherwise seek to develop on its own. It might also be required to delay, reduce the scope of or eliminate one or more of its commercialization or development programs or obtain funds through collaborations with others that are on unfavorable terms or restructure the Company in other ways that may not be favorable. Even if adequate funds become available, the Company may need to raise additional funds in the near future to finance operations and pursue development and commercial opportunities.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company’s coming debt maturities as well as its negative cash flow from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has evaluated all events and transactions that occurred after December 31, 2019, through the date these consolidated financial statements were issued. There were no events or transactions occurring during this period that require recognition or disclosure in these consolidated financial statements. The Company operates in a single segment, the development and commercialization of novel therapeutic products.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. At December 31, 2019 and 2018, all cash equivalents were invested in money market funds or U.S. Treasury securities. These investments are recorded at fair value. See Note 3.

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

Debt securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity (deficit), unless the decline in value is deemed to be other than temporary, in which case such securities are written down to fair value and the loss is charged to other‑than‑temporary loss on impaired securities. The Company periodically evaluates its investment securities for other‑than‑temporary declines based on quantitative and qualitative factors. Any losses that are deemed other-than-temporary are recognized as a non-operating loss. To date, the Company has not had any other-than-temporary declines in the value of any of the securities in its investment portfolio. Realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest expense. See Note 3.

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

Issuance costs related to the conversion option of the Company’s convertible notes were charged to additional paid‑in capital. The portion of the issuance costs related to the debt component is being amortized and recorded as additional interest expense over the expected life of the convertible notes. In connection with the issuance of the convertible notes, the Company entered into capped call transactions with certain counterparties affiliated with the underwriters. See Note 13.

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

Accounts Receivable, Allowances for Doubtful Accounts and Cash Discounts

The Company extends credit to its customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Amounts that are determined to be uncollectible are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. Historically, the Company has not had any significant uncollected accounts. The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. The Company accounts for the cash discounts by reducing revenue and accounts receivable by the amount of the discounts it expects the customers to take. The accounts receivable are reported in the consolidated balance sheets, net of the allowances for doubtful accounts and cash discounts. There is no allowance for doubtful accounts at December 31, 2019 or 2018.  The allowance for cash discounts is $252,000 and $152,000 at December 31, 2019 and 2018, respectively.

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

Debt Issuance Costs

Debt issuance costs, which are presented in the consolidated balance sheet as a direct deduction from the carrying amount of the debt liability, are amortized as interest expense using the effective-interest method over the expected term of the debt.

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

Advertising Expenses

Advertising expenses are expensed as incurred. The Company incurred advertising and sales promotion costs of $1.9 million,  $2.1 million and $3.2 million in 2019, 2018 and 2017, respectively.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets by considering all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that the Company will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. Realization of deferred tax assets by the Company is dependent upon the amount and timing of the generation of future taxable income, if any. As a result of the Company’s analysis of all available evidence, both positive and negative, as of December 31, 2019, it was considered more likely than not that the Company’s deferred tax assets would not be realized. As a result, the Company’s net deferred tax assets have been fully offset by a valuation allowance. Should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which the Company determines that it is more likely than not that it will recover its deferred tax assets. The Company will continue to analyze the evidence each quarter during 2020 to determine whether it becomes more likely than not that all or a portion of its deferred tax assets are realizable.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. See Note 18.

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

Net Loss Per Share

The Company computes basic net loss per share applicable to common stockholders based on the weighted average number of common shares outstanding during the period. Diluted net loss per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options or upon a net share settlement of the Company’s Convertible Notes. Common share equivalents are excluded from the computation in periods in which they have an anti‑dilutive effect. Stock options for which the price exceeds the average market price over the period have an anti‑dilutive effect on net loss per share and, accordingly, are excluded from the calculation. As discussed in Note 13, the triggering conversion conditions that allow holders of the Convertible Notes to convert have not been met. If such conditions are met and the note holders opt to convert, the Company may choose to pay in cash, common stock, or a combination thereof. However, if this occurs, the Company has the intent and ability to net share settle this debt security; thus the Company uses the treasury stock method for net loss per share purposes. Due to the effect of the capped call instrument purchased in relation to the Convertible Notes, there would be no net shares issued until the market value of the Company’s stock exceeds $20 per share, and thus no impact on diluted net loss per share. Further, when there is a net loss, other potentially dilutive common equivalent shares are not included in the calculation of net loss per share since their inclusion would be anti‑dilutive. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	2019	2018	2017
Net loss	$(31,503)	$(36,950)	$(30,511)
Basic and Diluted:
Weighted-average shares outstanding	10,641	10,621	10,574
Basic and diluted net loss per share	$(2.96)	$(3.48)	$(2.89)

For the years ended December 31, 2019, 2018, and 2017, potentially dilutive outstanding stock options and RSUs of 2,847,000,  2,168,000 and 1,350,000, respectively, were not included in the computation of diluted net loss per share because the effect would have been anti‑dilutive.

Recent Accounting Pronouncement Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-02, Leases (Topic 842), which modifies the accounting by lessees for all leases with a term greater than 12 months. This standard requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The Company adopted this standard on January 1, 2019 using the modified retrospective transition method, and as a result did not adjust comparative periods. The Company has one large operating lease for its corporate headquarters and several smaller leases, including financing leases for its automobile fleet and copiers. See Note 14.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments, which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model, referred to as the current expected credit loss (CECL) model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument. The standard is effective for the Company beginning January 1, 2023.  The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

Beginning in the first quarter of 2017, with 48 months of returns experience, the Company believed that it had sufficient data and experience from selling Qsymia to reliably estimate expected returns. Therefore, beginning in the first quarter of 2017, under the then relevant accounting literature, the Company began recognizing revenue from the sales of Qsymia upon shipment and recording reserves for expected returns, discounts and fees at the time of shipment.

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

Supply Revenue

The Company produces STENDRA/SPEDRA through a contract manufacturing partner and then sells it to the Company’s commercialization partners. The Company is the primary responsible party in the commercial supply arrangements and bears significant risk in the fulfillment of the obligations, including risks associated with manufacturing, regulatory compliance and quality assurance, as well as inventory, financial and credit loss. As such, the Company recognizes supply revenue on a gross basis as the principal party in the arrangements. The Company recognizes supply revenue at the time of shipment and, in the unusual case where the product does not meet contractually-specified product dating criteria at the time of shipment to the partner, the Company records a reserve for estimated product returns. There are no such reserves as of December 31, 2019.

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

Outside the United States, the Company sells products principally in the EU, in addition to South Korea and Canada. The geographic classification of product sales was based on the location of the customer. The geographic classification of all other revenues was based on the domicile of the entity from which the revenues were earned

Revenue disaggregated by revenue source and by geographic region was as follows (in thousands):

	Years Ended December 31,
	2019
	U.S.	ROW		Total
Qsymia—Net product revenue	$37,750	$—		$37,750
Qsymia—License revenue	—	2,500		2,500
Qsymia—Supply revenue	—	1,186		1,186
PANCREAZE - Net product revenue	20,302	997		21,299
PANCREAZE - Royalty revenue	—	1,557		1,557
STENDRA/SPEDRA—Supply revenue	—	3,448		3,448
STENDRA/SPEDRA—Royalty revenue	—	2,020		2,020
Total revenue	$58,052	$11,708	(1)	$69,760

	2018
	U.S.	ROW		Total
Qsymia—Net product revenue	$40,558	$—		$40,558
PANCREAZE - Net product revenue	16,226	—		16,226
PANCREAZE - Royalty revenue	—	1,108		1,108
STENDRA/SPEDRA—Supply revenue	1,646	3,217		4,863
STENDRA/SPEDRA—Royalty revenue	—	2,307		2,307
Total revenue	$58,430	$6,632	(2)	$65,062

	2017
	U.S.	ROW		Total
Qsymia—Net product revenue	$44,983	$—		$44,983
Qsymia—License revenue	5,000	2,500		7,500
STENDRA/SPEDRA—Supply revenue	5,909	4,498		10,407
STENDRA/SPEDRA—Royalty revenue	—	2,483		2,483
Total revenue	$55,892	$9,481	(3)	$65,373

(1)	$5.5 million of which was attributable to Germany, $3.7 million of which was attributable to South Korea and $2.5 million of which was attributable to Canada.
(2)	$5.5 million of which was attributable to Germany and $1.1 million of which was attributable to Canada.
(3)	$7.0 million of which was attributable to Germany and $2.5 million of which was attributable to South Korea.

Revenue and cost of goods sold by source was as follows (in thousands):

	Year Ended December 31,
	2019
	Qsymia	PANCREAZE	STENDRA/ SPEDRA	Total
Net product revenue	$37,750	$21,299	$—	$59,049
License	2,500	—	—	2,500
Supply revenue	1,186	—	3,448	4,634
Royalty revenue	—	1,557	2,020	3,577
Total revenue	$41,436	$22,856	$5,468	$69,760

Cost of goods sold (excluding amortization)	$5,775	$6,460	$3,436	$15,671
Amortization of intangible assets	$362	$14,190	$—	$14,552

	2018
	Qsymia	PANCREAZE	STENDRA/ SPEDRA	Total
Net product revenue	$40,558	$16,226	$—	$56,784
Supply revenue	—	—	4,863	4,863
Royalty revenue	—	1,108	2,307	3,415
Total revenue	$40,558	$17,334	$7,170	$65,062

Cost of goods sold (excluding amortization)	$4,693	$5,156	$4,764	$14,613
Amortization of intangible assets	$363	8,277	$—	$8,640

	2017
	Qsymia	PANCREAZE	STENDRA/ SPEDRA	Total
Net product revenue	$44,983	$—	$—	$44,983
License	7,500	—	—	7,500
Supply revenue	—	—	10,407	10,407
Royalty revenue	—	—	2,483	2,483
Total revenue	$52,483	$—	$12,890	$65,373

Cost of goods sold (excluding amortization)	$6,993	$—	$9,650	$16,643
Amortization of intangible assets	$544	—	$—	$544

Major customers

Revenues from significant customers as a percentage of product revenues is as follows:

	2019	2018	2017
Amerisource Bergen	30%	34%	32%
McKesson	29%	30%	37%
Cardinal Health, Inc.	26%	28%	29%

Accounts receivable by significant customer as a percentage of the total gross accounts receivable balance are as follows:

	2019	2018
Cardinal Health, Inc.	41%	29%
Amerisource Bergen	26%	20%
McKesson	24%	5%
Johnson & Johnson	—%	40%

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

During the years ended December 31, 2019, 2018 and 2017, the Company incurred expenses for work performed by a third‑party clinical research organization that accounted for 31%,  30% and 0%, respectively, of total research and development expenses.

Note 3. Cash, Cash Equivalents and Available‑for‑Sale Securities

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type consist of the following (in thousands):

As of December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents	Cost	Gains	Losses	Fair Value
Cash and money market funds	$32,649	$—	$—	$32,649

	As of December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$30,411	$—	$—	$30,411
U.S. Treasury securities	42,261	34	(111)	42,184
Corporate debt securities	38,848	9	(203)	38,654
Total	111,520	43	(314)	111,249
Less amounts classified as cash and cash equivalents	(30,411)	—	—	(30,411)
Total available-for-sale securities	$81,109	$43	$(314)	$80,838

As of December 31, 2019, the Company had no available‑for‑sale securities. As of December 31, 2018, the Company’s available for sale securities were viewed by the Company as available to support current operations and even those securities with maturities beyond 12 months were classified as current assets. Due to their short‑term maturities, the Company believes that the fair value of its bank deposits, accounts payable and accrued expenses approximate their carrying value.

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

The following table represents the fair value hierarchy for our cash equivalents and available-for-sale securities by major security type (in thousands):

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$32,649	$—	$—	$32,649

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$30,411	$—	$—	$30,411
U.S. Treasury securities	42,184	—	—	42,184
Corporate debt securities	—	38,654	—	38,654
Total	$72,595	$38,654	$—	$111,249

Note 4. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	Balance as of
	December 31,	December 31,
	2019	2018
Qsymia	$15,423	$13,987
PANCREAZE	6,380	10,213
STENDRA/SPEDRA	787	1,560
	22,590	25,760
Allowance for cash discounts	(252)	(152)
Net	$22,338	$25,608

Note 5. Inventories

Inventories consist of the following (in thousands):

	Balance as of
	December 31,	December 31,
	2019	2018
Raw materials	$26,313	$17,813
Work-in-process	2,908	1,719
Finished goods	4,458	3,600
Inventories, net	$33,679	$23,132

Raw materials inventories consist primarily of the API for Qsymia and STENDRA/SPEDRA.

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	Balance as of
	December 31,	December 31,
	2019	2018
Prepaid insurance	$2,029	$1,451
Prepaid sales and marketing expenses	1,806	1,525
Taxes receivable	1,196	779
Other prepaid expenses and assets	3,103	3,783
Total	$8,134	$7,538

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

Note 7. Property and Equipment

Property and equipment consist of the following (in thousands):

	Balance as of
	December 31,	December 31,
	2019	2018
Computers and software	$2,041	$1,999
Furniture and fixtures	185	185
Manufacturing equipment	213	213
Leasehold improvements	513	513
	2,952	2,910
Accumulated depreciation	(2,719)	(2,569)
Property and equipment, net	$233	$341

Note 8.  Intangible and Other Non‑Current Assets

Intangible and other non-current assets consist of the following (in thousands):

	December 31, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
PANCREAZE license (1)	$141,895	$(22,467)	$119,428	$141,895	$(8,277)	$133,618
Janssen patents (2)	3,050	(2,959)	91	3,050	(2,597)	453
Long-term receivables (3)	413	—	413	—	—	—
Other non-current assets (4)	208	—	208	208	—	208
Total	$145,566	$(25,426)	$120,140	$145,153	$(10,874)	$134,279

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

(3)	Long-term receivables consist of amounts not expected to be collected within a year of the balance sheet date.
(4)	Other non-current assets primarily consist of real estate deposits.

Amortization of intangible assets was $14.6 million, $8.6 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Future expected amortization expenses for intangible assets as of December 31, 2019 are as follows (in thousands):

2020	$14,280
2021	14,190
2022	14,189
2023	14,190
2024	14,189
Thereafter	48,481
Total	$119,519

Note 9. Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	Balance as of
	December 31,	December 31,
	2019	2018
Reserve for product returns (see Note 2)	$14,874	$14,878
Product-related accruals (see Note 2)	6,663	8,272
Accrued manufacturing costs	3,105	4,313
Accrued employee compensation and benefits	2,777	2,591
Accrued interest on debt (see Note 13)	1,351	—
Other accrued liabilities	3,628	2,990
Total	$32,398	$33,044

The amounts included in other accrued liabilities consist of obligations primarily related to sales, marketing, research, clinical development, corporate activities, the STENDRA license and royalties.

Note 10. Non‑Current Accrued and Other Liabilities

There were no non-current accrued and other liabilities at December 31, 2019. Non‑current accrued and other liabilities were $0.2 million at December 31, 2018, and were primarily comprised of deferred rent and costs associated with the exit of certain operating leases and security deposits relating to the sublease agreements. See Note 14.

Note 11. Deferred Revenue

Deferred revenue relates to a prepayment for future royalties on sales of SPEDRA. In 2019 and 2018, the Company recorded $1.2 million of revenues which had been deferred as of December 31, 2018 and 2017, respectively. These amounts were applied against the prepayment for future royalties.

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

Menarini

In July 2013, the Company entered into a license and commercialization agreement (the “Menarini License Agreement”) and a supply agreement (the “Menarini Supply Agreement”) with the Menarini Group through its subsidiary Berlin Chemie AG (“Menarini”). Under the terms of the Menarini License Agreement, Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 countries, including the EU Member States, plus Australia and New Zealand. Additionally, the Company transferred to Menarini ownership of the marketing authorization for SPEDRA in the EU for the treatment of ED, which was granted by the EC in June 2013. Under the Menarini License Agreement, the Company has and is entitled to receive milestone payments based on certain net sales targets, plus royalties on SPEDRA sales. Under the terms of the Menarini Supply Agreement, the Company supplied Menarini with SPEDRA drug product until December 31, 2018. Under the Menarini Supply Agreement, Menarini also has the right to manufacture SPEDRA independently, provided that it continues to satisfy certain minimum purchase obligations to the Company. Following the expiration of the Menarini Supply Agreement, Menarini would be responsible for its own supply of SPEDRA. Either party may terminate the Menarini Supply Agreement for the other party’s uncured material breach or bankruptcy, or upon the termination of the Menarini License Agreement.

In May 2019, the Company entered into Amendment No. 1 to the License and Commercialization Agreement and Commercial Supply Agreement with Menarini effective as of January 1, 2019, pursuant to which certain amendments were made to the Menarini License Agreement and the Menarini Supply Agreement, which include: (i) under the Menarini License Agreement, Menarini’s exclusive license to commercialize and promote the Company’s drug avanafil for the treatment of ED will be limited to over 40 European countries and will no longer include Australia and New Zealand; (ii) under the Menarini License Agreement, the timing requirements of the product launches by Menarini have been adjusted; (iii) under the Menarini License Agreement, the milestone payments have been adjusted to reflect the removal of Australia and New Zealand and will continue to be non-refundable and non-creditable, with one exception added for certain costs and expenses incurred by Menarini for development work related to an avanafil development opportunity in the Menarini territory (“Menarini Development”); (iv) under the Menarini License Agreement, the royalties on avanafil sales payable by Menarini to the Company will be adjusted to allow Menarini to recoup certain Menarini Development costs and expenses but only as to sales of the Menarini Development product unless the Menarini Development product is commercialized by the Company or its sublicensees outside the Menarini territory; (v) under the Menarini Supply Agreement, the minimum purchase obligations for Menarini will be modified and extended, including the ability of Menarini to satisfy its minimum purchase obligations with the purchase of avanafil API and the addition of minimum purchase obligations for the calendar years for the extended term; and (vi) under the Menarini Supply Agreement, the term will be extended to December 31, 2023, unless otherwise agreed by the parties in writing. The Company and Menarini have entered into standalone agreements relating to Australia and New Zealand, including a license with royalties and milestone payments and a supply agreement.

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

Alvogen

In September 2017, the Company entered into a license and commercialization agreement (the “Alvogen License Agreement”) and a commercial supply agreement (the “Alvogen Supply Agreement”) with Alvogen Malta Operations (ROW) Ltd (“Alvogen”) which was subsequently assigned to Alvogen South Korea. Under the terms of the Alvogen License Agreement, Alvogen will be solely responsible for obtaining and maintaining regulatory approvals for all sales and marketing activities for Qsymia in South Korea. The Company received an upfront payment of $2.5 million in September 2017, which was recorded in license and milestone revenue in the third quarter of 2017, and $2.5 million in the third quarter of 2019 upon Alvogen receiving marketing authorization. The Company is eligible to receive additional payments upon commercial launch and reaching a sales milestone. Additionally, the Company will receive a royalty on Alvogen’s Qsymia net sales in South Korea. Under the Alvogen Supply Agreement, the Company will supply product to Alvogen on an exclusive basis.

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

In connection with the PANCREAZE Purchase Agreement, the Company and Janssen also entered into transition services agreements pursuant to which Janssen and a Canadian affiliate of Janssen provided  certain transition services to the Company in the U.S. and Canada as the Company transitioned to full control over the PANCREAZE supply chain. The Company and Johnson & Johnson Health Care Systems Inc., a New Jersey corporation and an affiliate of Janssen, also entered into a Long-Term Collaboration Agreement pursuant to which they will cooperate in the reporting and certification of pricing and sales data and the payment of rebates and discounts under certain governmental programs. These agreements terminated in the third quarter of 2019.

In conjunction with the PANCREAZE Purchase Agreement, Janssen assigned to the Company the Amended and Restated Know-How License and Supply Agreement (the “Nordmark Supply Agreement”) effective as of November 7, 2017 by and between Nordmark Arzneimittel GmbH & Co. KG (“Nordmark”) and Janssen. In order to extend the term of the Nordmark Supply Agreement and ensure a stable and predictable price of the Product, the Company entered into the First Amendment to the Supply Agreement on June 26, 2019 (the “Amended Nordmark Supply Agreement”). The material terms of the Amended Nordmark Supply Agreement are: (i) the Company shall purchase certain minimum order quantities at the applicable supply prices for the calendar years under the Amended Nordmark Supply Agreement; (ii) in exchange for Nordmark’s obligations under the Amended Nordmark Supply Agreement, the Company shall pay an annual fee to Nordmark; (iii) Nordmark and the Company have agreed to undertake joint efforts to develop new formulations of PANCREAZE; (iv) the term of the Amended Nordmark Supply Agreement begins on June 26, 2019 and will continue through December 31, 2029, unless earlier terminated and may be renewed for additional five year periods unless earlier terminated; and (v) Nordmark shall have the option to terminate the Amended Nordmark Supply Agreement upon certain circumstances related to the launch date in the United States if the Company assigns any or all of its rights under the Amended Nordmark Supply Agreement to certain parties and/or enters into a transaction or series of transactions resulting in a Change of Control, as defined in the Amended Nordmark Supply Agreement.

Note 13. Long‑Term Debt

The Company’s indebtedness consists of the following (in thousands):

	Balance as of
	December 31,	December 31,
	2019	2018
Convertible senior notes due 2020	$181,426	$181,426
Unamortized discount and debt issuance costs	1,580	6,358
Convertible senior notes due 2020, net	183,006	187,784

2024 Notes	61,351	110,000
Unamortized premium and debt issuance costs, net	(2,630)	(3,338)
2024 Notes, net	58,721	106,662

Total debt	241,727	294,446
Less current portion	183,006	—
Total long-term debt	$58,721	$294,446

Convertible Senior Notes Due 2020

In May 2013, the Company closed offerings of $250.0 million in 4.5% Convertible Senior Notes due May 2020  (the “Convertible Notes”). The Convertible Notes are governed by an indenture, dated May 2013 between the Company and Deutsche Bank National Trust Company, as trustee. Total net proceeds from the Convertible Notes were approximately $241.8 million. The Convertible Notes are convertible at a conversion rate of approximately $148.58 per share at the option of the holders. Subject to certain limitations, the Company will settle conversions of the Convertible Notes by paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of our common stock, at the Company’s election. Interest payments are made quarterly. In June 2018, the Company repurchased $60.0 million of face value of the Convertible Notes for $51.0 million in cash plus accrued but unpaid interest using funds received from the issuance of the Company’s Senior Secured Notes Due 2024. The gain was accounted for as a debt modification with the gain applied to the modified debt. In October 2018, the Company repurchased $8.6 million of face value of the Convertible Notes for $7.1 million in cash plus accrued but unpaid interest. The gain on this repurchase of $1.4 million was accounted for as an extinguishment of debt and recorded on the income statement.

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

As of June 30, 2019, the Company was not in compliance with a covenant in the Indenture related to PANCREAZE net revenues. The Company subsequently received a waiver from the consenting noteholders with respect to any potential event of default or default that may have resulted from such covenant non-compliance. In September 2019, the Company entered into a second supplemental indenture (the “Second Supplemental Indenture”) which amended the Indenture to (i) revise the compliance dates for minimum quarterly PANCREAZE net sales, (ii) reduce the minimum unrestricted cash equivalents, and (iii) effect the pledge of material intellectual property related to Qsymia® and PANCREAZE®. The Second Supplemental Indenture was entered into in satisfaction of the conditions set forth in the waiver of default obtained in connection with the Indenture. As of December 31, 2019, the Company was in compliance with the covenants in the Indenture as modified by the Second Supplemental Indenture.

In September 2019, the Company repurchased $48.6 million aggregate principal amount of the 2024 Notes plus prepayment premiums of an aggregate of $6.4 million. The prepayment premiums were recorded as interest expense. There was no gain or loss on the transaction.

Future estimated payments on all of the Company’s indebtedness as of December 31, 2019 are as follows (in thousands):

2020	$192,327
2021	20,152
2022	23,034
2023	21,076
2024	9,822
$266,411

Note 14. Leases

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

The Company’s leases have remaining lease terms ranging from less than 1 year up to 2.6 years, some of which include options to extend the leases for up to 2 years.

The components of lease expense were as follows (in thousands):

Year Ended
December 31,
2019
Operating lease cost	$521

Finance lease cost:
Amortization of right-of-use assets	$211
Interest on lease liabilities	11
Total finance lease cost	$222

Supplemental balance sheet information related to leases was as follows:

Balance as of
December 31,
2019
Right-of-use assets:
Operating leases	$781
Financing leases	354
Total right-of-use assets	$1,135

Current portion of lease liability:
Operating leases	$551
Financing leases	216
Total current portion of lease liability	$767

Lease liability, net of current portion
Operating leases	$466
Financing leases	136
Total lease liability, net of current portion	$602

The weighted average remaining lease term as of December 31, 2019 was 1.7 years for operating leases and 1.7 years for financing leases. The weighted average discount rate as of December 31, 2019 was 7.8% for operating leases and 2.9% for financing leases.

Future payments of lease liabilities are as follows:

	Operating Leases	Finance Leases

2020	$610	$224
2021	482	117
2022	-	21
Total lease payments	1,092	362
Less imputed interest	(75)	(10)
Total	$1,017	$352

Note 15. Stockholders’ Equity

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2019 and 2018, there were 10,649,000 and 10,636,000 shares, respectively, issued and outstanding.

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

Preferred Stock

The Company is authorized to issue 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. As of December 31, 2019 and 2018, there were no preferred shares issued or outstanding. The Company may issue shares of preferred stock in the future, without stockholder approval, upon such terms as the Company’s management and Board of Directors may determine.

Stockholder Rights Plan

On December 30, 2019, the Company’s Board of Directors adopted a Preferred Stock Rights Agreement (the “New Rights Plan”) to replace the Company’s stockholder rights plan that expired in accordance with its terms on November 9, 2019. Under the New Rights Plan, the Company issued a dividend of one right for each share of its common stock held by stockholders of record as of the close of business on January 13, 2020. Each right would initially entitle the holder to purchase one one-thousandth of a share of the Company’s Series A Participating Preferred Stock for a purchase price of $12.68 (subject to adjustment). Under certain circumstances set forth in the New Rights Plan, the Company may suspend the exercisability of the rights.

The New Rights Plan is designed to protect stockholder value by mitigating the likelihood of an “ownership change” that would result in significant limitations to our ability to use our net operating losses or other tax attributes to offset future income. The New Rights Plan is similar to rights plans adopted by other public companies with significant net operating loss carryforwards

The New Rights Plan provides, subject to certain exceptions that if any person or group acquires 4.9% or more of the Company’s outstanding common stock, there would be a triggering event potentially resulting in significant dilution in the voting power and economic ownership of that person or group. Existing stockholders who hold 4.9% or more of the Company’s outstanding common stock as of the date of the new rights plan will trigger a dilutive event only if they acquire an additional 1% of the outstanding shares of VIVUS common stock.

The New Rights Plan will continue in effect until December 30, 2022, unless earlier terminated or the rights are earlier exchanged or redeemed by the Board of Directors. The Company expects to submit the New Rights Plan to a vote at the 2020 annual meeting of stockholders. If stockholders do not approve the plan at the 2020 annual meeting, it will expire at the close of business on the following day.

Note 16. Stock Option and Purchase Plans

Stock Option Plans

In July 2018, the Company’s Board of Directors terminated the 2010 Equity Incentive Plan (the “2010 Plan”) and adopted and approved a new 2018 Equity Incentive Plan  (the “2018 Plan”) which was approved by the Company’s stockholders at the 2018 Annual Meeting of Shareholders. The 2010 Plan continues to govern awards previously granted under it and the 2001 Stock Option Plan continues to govern awards previously granted under it. The 2018 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and performance units to individuals who perform services to the Company. The 2018 Plan will be administered by the Board of Directors, or a committee of individuals appointed by the Board of Directors, including the Compensation Committee of the Board of Directors. The maximum term of an option will be specified in the award agreement, provided that the term will be no more than 10 years, and provided further that an incentive stock option granted to a ten percent stockholder must have a term not exceeding 5 years.

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

Restricted Stock Units

A summary of restricted stock unit award activity is as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Restricted stock units outstanding, January 1, 2017	53,843	$18.99
Granted	45,000	11.73
Vested	(62,192)	14.79
Forfeited	(7,518)	14.99
Restricted stock units outstanding, December 31, 2017	29,133	17.78
Vested	(19,185)	19.82
Forfeited	(8,903)	12.05
Restricted stock units outstanding, December 31, 2018	1,045	29.08
Vested	(957)	27.40
Restricted stock units outstanding, December 31, 2019	88	$47.33

Stock Options

A summary of stock option award activity for all plans is as follows:

	Years Ended December 31,
	2019		2018		2017
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	2,441,062	$20.92	1,422,581	$34.12	954,724	$46.23
Granted	492,660	$4.08	1,157,668	$3.95	518,484	$10.60
Exercised	—	$—	(10,029)	$6.99	—	$—
Cancelled	(186,479)	$5.73	(129,158)	$15.27	(50,627)	$21.66
Options outstanding at end of year	2,747,243	$18.93	2,441,062	$20.92	1,422,581	$34.12
Options exercisable at end of year	1,862,669	$25.70	1,124,744	$39.25	653,183	$60.72
Weighted average grant-date fair value of options granted during the year		$2.32		$1.90		$4.95

At December 31, 2019, stock options outstanding and exercisable were as follows:

			Options Outstanding				Options Exercisable
				Weighted-
			Number	Average		Weighted-	Number	Weighted-
			Outstanding at	Remaining		Average	Exercisable	Average
			December 31,	Contractual		Exercise	December 31,	Exercise
Range of Exercise Prices			2019	Life		Price	2019	Price
$2.81	—	$3.70	663,700	4.19	years	$3.66	400,240	$3.65
$3.90	—	$4.05	669,560	5.19	years	$4.03	183,902	$4.02
$4.07	—	$10.60	603,297	3.34	years	$9.17	550,556	$9.51
$11.20	—	$27.40	557,930	3.39	years	$15.83	475,215	$16.63
$27.90	—	$257.40	252,756	1.36	years	$128.69	252,756	$128.69
$2.81	—	$257.40	2,747,243	3.82	years	$18.93	1,862,669	$25.70

The aggregate intrinsic value of outstanding options as of December 31, 2019 was $0. At December 31, 2019, the Company had 997,075 shares available for grant.

Valuation Assumptions for Options

The fair value of each option is estimated on the date of grant using the Black‑Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	2019	2018	2017
Expected life (in years)	4.70	4.50	4.27
Volatility	68.5%	57.7%	57.0%
Risk-free interest rate	2.57%	2.70%	1.80%
Dividend yield	—	—	—

Employee Stock Purchase Plan

The Company has reserved a total of 600,000 shares for issuance under the 1994 Employee Stock Purchase Plan  (the “ESPP”). Under the ESPP, eligible employees may authorize payroll deductions of up to 10% of their base compensation (as defined) to purchase up to 1,000 shares per offering period of common stock at a price equal to 85% of the lower of the fair market value as of the beginning or the end of each six-month offering period.

As of December 31, 2019,  201,673 shares have been issued to employees, and there are 398,327 shares available for issuance under the ESPP. The weighted average fair value of shares issued under the ESPP in 2019, 2018 and 2017 was $1.16,  $1.63 and $2.28 per share, respectively.

Valuation Assumptions for ESPP Shares

The fair value of shares issued under the ESPP is estimated using the Black‑Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	2019	2018	2017
Expected life (in years)	0.5	0.5	0.5
Volatility	64.4%	91.5%	47.4%
Risk-free interest rate	2.0%	2.4%	1.2%
Dividend yield	—	—	—

Share‑Based Compensation Expense

Total estimated share‑based compensation expense, related to all of the Company’s share‑based awards, was comprised as follows (in thousands):

	2019	2018	2017
Cost of goods sold	$56	$66	$53
Selling and marketing	280	349	371
General and administrative	1,483	2,558	2,173
Research and development	207	312	345
Total share-based compensation expense	$2,026	$3,285	$2,942

Share-based compensation expense capitalized as part of the cost of inventory	$39	$26	$9

The following table summarizes share‑based compensation, net of estimated forfeitures associated with each type of award (in thousands):

	2019	2018	2017
Restricted stock units	$—	$249	$924
Stock options	2,007	3,007	2,002
Employee stock purchase plan	19	29	16
	$2,026	$3,285	$2,942

As of December 31, 2019, unrecognized estimated compensation expense totaled $3.0 million related to non‑vested stock options and restricted stock units and $12,000 related to the ESPP. The weighted average remaining requisite service period for the non‑vested stock options was 2.3 years and for the ESPP was less than 6 months.

Note 17. Commitments

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

Future minimum lease payments under operating leases at December 31, 2019, were as follows (in thousands):

2020	$601
2021	482
$1,083

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

.

Note 18. Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Deferred income taxes result from differences in the recognition of expenses for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of the Company's deferred income tax assets as of December 31, 2019 and 2018, are as follows (in thousands):

	2019	2018
Deferred tax assets:
Net operating loss carry forwards	$160,464	$152,172
Research and development credit carry forwards	16,859	16,721
Share-based compensation	5,113	5,086
Accruals and other	13,655	15,180
Depreciation	265	633
Deferred revenue	960	1,268
	197,316	191,060
Valuation allowance	(197,316)	(191,060)
Total	$—	$—

Realization of deferred tax assets by the Company is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. As a result of the Company’s analysis of all available evidence, both positive and negative, as of December 31, 2019, it was considered more likely than not that the Company’s deferred tax assets would not be realized. As a result, the Company’s net deferred tax assets have been fully offset by a valuation allowance.

The net increase in the valuation allowance in 2019 was $6.3 million. The net increase in the valuation allowance in 2018 was $0.2 million. As of December 31, 2019, the Company had no significant deferred tax liabilities.

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

The Act includes certain anti-deferral and anti-base erosion provisions, including a new minimum tax on global intangible low-taxed income (“GILTI”). The Act subjects the Company to current tax on GILTI of its controlled foreign corporations. Due to current year positive tested income for the Company's foreign subsidiaries, the Company was subject to GILTI. Therefore, the Company recognized a GILTI inclusion of $0.2 million for ended December 31, 2019. There is no tax expense impact related to GILTI inclusion.

As of December 31, 2019, the Company had approximately $648.5 million and $278.2 million of total federal and state net operating loss (“NOL”) carryforwards, respectively, with which to offset its future taxable income. The federal and state NOL carryforwards will begin expiring in 2028, unless previously utilized. Of the total federal NOL amount, the Company had $633.6 million of federal NOLs generated prior to tax years beginning in 2018 which may be used to offset 100% of the Company's federal taxable income (subject to the Section 382 limitation discussed below). Federal NOL carryforwards generated in tax years beginning in 2018 are not subject to expiration. Of the total federal NOL amount, the Company had $14.9 million of federal NOLs that arose in tax years beginning after 2017 which can be carried forward indefinitely against future income, but can only be used to offset a maximum of 80% of the Company’s federal taxable income in any year.

The Act expanded the scope of the $1.0 million deduction limitation and expanded the definition of a covered person under US Internal Revenue Code (“IRC”) Section 162(m) for tax years beginning after December 31, 2017. The Act repealed the performance-based exception; therefore, all compensation paid to a covered employee in excess of $1.0 million will be nondeductible, unless it is subject to the transition rule. The Act expanded the definition of a covered employee to include the CFO and to cover any individual who served as the CEO or CFO at any time during the tax year. The covered employee definition has been further expanded to provide that once an employee becomes a covered employee for any tax year beginning after December 31, 2016, the employee will remain a covered employee for all future tax years. The Company had approximately $0.0 million of officer compensation expense limited for the year ended December 31, 2019.

The Act revised the business interest expense limitation. For tax years beginning after December 31, 2017, IRC Section 163(j) limits the deduction for business interest to the sum of business interest income and 30 percent of adjusted taxable income without regard to business interest expense or income, and NOL deduction. Limited interest is carried forward indefinitely. In 2019, the Company’s interest limitation was $20.7 million. State conformity to this provision is applied on a jurisdiction‐by‐jurisdiction basis.

The Act extended and modified IRC Section 168(k) bonus depreciation provisions, allowing businesses to immediately deduct 100% of the cost of eligible property in the year it is placed in service through 2022. The amount of allowable bonus depreciation is then phased down over four years as follows: 80% will be allowed for property placed in service in 2023, 60% in 2024, 40% in 2025, and 20% in 2026. The Company has taken bonus depreciation of approximately $0.04 million in 2019. State conformity to this provision is applied on a jurisdiction-by-jurisdiction basis.

As of December 31, 2019, the Company has federal and state research credit carryforwards of approximately $12.9 million, and $5.2 million, respectively. The federal research credit carryforwards will begin expiring in 2020, unless previously utilized. The state research credit carryforwards do not expire.

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

The provision (benefit) for income taxes is based upon the loss from continuing operations before income taxes as follows (in thousands):

	2019	2018	2017
Income (loss) before income taxes:
Domestic	$(31,643)	$(36,800)	$(30,371)
International	161	(98)	(138)
Income (loss) before taxes	$(31,482)	$(36,898)	$(30,509)

The provision (benefit) for income taxes consists of the following (in thousands):

	2019	2018	2017
Current:
Federal	$—	$—	$—
State	21	57	2
Foreign	—	(5)	—
Total current provision (benefit) for income taxes	$21	$52	$2
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred provision for income taxes	$—	$—	$—
Total provision (benefit) for income taxes from continuing operations	$21	$52	$2

The effective tax rate differs from the amount computed by applying the statutory federal income tax rates as follows:

	2019	2018	2017
Tax at U.S. federal statutory rate	21%	21%	35%
State income taxes, net of federal tax effect	1	2	1
Change in valuation allowance	(23)	(2)	310
Permanent items	—	(21)	(24)
Tax credits	1	—	1
Tax Cuts and Jobs Act impact	—	—	(323)
Effective tax rate	—%	—%	—%

The reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2019	2018	2017
Unrecognized tax benefits as of January 1	$91	$110	$65
Gross increase/(decrease) for tax positions of prior years	3	(33)	—
Gross increase/(decrease) for tax positions of current year	93	14	45
Unrecognized tax benefits balance at December 31	$187	$91	$110

The remaining balance of unrecognized tax benefits recorded on the Company’s consolidated balance sheets is as follows (in thousands):

	2019	2018
Total unrecognized tax benefits	$187	$91
Amounts netted against deferred tax assets	(187)	(91)
Unrecognized tax benefits recorded on consolidated balance sheets	$—	$—

As the Company is not currently under examination, it is reasonable to assume that the balance of gross unrecognized tax benefits will likely not change in the next twelve months. The Company currently has not recorded interest and penalties relating to uncertain tax positions.

The Company files income tax returns in the United States, Canada, and the Netherlands. The federal and state income tax returns are open under the statute of limitations subject to tax examinations for the tax years ended December 31, 2015 through December 31, 2018. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or state tax authorities to the extent utilized in a future period. In Canada, the Canadian Revenue Agency may reassess an income tax within three years of the original notice of assessment. For the Netherlands, the tax administration can impose an additional assessment within five years from the year in which the tax debt originated.

Note 19. 401(k) Plan

All of the Company’s full‑time employees are eligible to participate in the VIVUS 401(k) Plan. Employer‑matching contributions for the years ended December 31, 2019, 2018 and 2017 were $256,000,  $277,000 and $272,000, respectively.

Note 20. Legal Matters

The Company is not aware of any asserted or unasserted claims against it where it believes that an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

Note 21. Selected Financial Data (Unaudited)

Selected Quarterly Financial Data (in thousands except per share data):

	Quarter Ended,
	March 31	June 30	September 30	December 31
2019
Total revenue	$16,146	$18,390	$17,970	$17,254
Total gross profit	11,838	14,013	14,954	13,284
Operating expenses	20,233	20,437	19,127	20,932
Net loss	(7,949)	(5,935)	(11,072)	(6,547)
Basic and diluted net loss per share	$(0.75)	$(0.56)	$(1.04)	$(0.61)

2018
Total revenue	$11,900	$14,960	$18,088	$20,114
Total gross profit	9,270	11,674	14,604	14,901
Operating expenses	14,192	18,312	17,680	18,357
Net loss	(10,653)	(12,574)	(9,223)	(4,500)
Basic and diluted net loss per share	$(1.00)	$(1.18)	$(0.87)	$(0.42)

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

	Balance at	Charged		Balance at
	Beginning of	to	Charges	End of
	Period	Operations*	Utilized	Period
Allowance for Cash Discounts
Fiscal year ended December 31, 2017	$213	$1,344	$(1,362)	$195
Fiscal year ended December 31, 2018	$195	$1,346	$(1,389)	$152
Fiscal year ended December 31, 2019	$152	$1,921	$(1,821)	$252

*Amount charged to operations during fiscal years ended December 31, 2019, 2018 and 2017, includes $1,965,000,  $1,327,000 and $1,697,000, respectively, for cash discount allowances related to revenue recognized during each fiscal year. The remaining amounts were recorded on the consolidated balance sheets as deferred revenue at the end of each period, respectively.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.

As required by Rule 13a‑15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013), known as the COSO Framework, to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference from the information under the captions “Election of Directors,” “Corporate Governance—Board Committees,” “Executive Officers” and “Delinquent Section 16(a) Reports” (as applicable) contained in the Company’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company’s last fiscal year in connection with the solicitation of proxies for its 2020 Annual Meeting of Stockholders.

The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, and to all of its other officers, directors, employees and agents. The code of ethics is available at the Governance section of the Investor Relations page on the Company’s website at www.vivus.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of its code of ethics on the above website within four business days following the date of such amendment or waiver.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference from the information under the caption “Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Executive and Director Compensation Tables” in the Company’s Proxy Statement referred to in Item 10 above.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Information about our equity compensation plans that were approved by our stockholders as of December 31, 2019 was as follows:

	Number of Shares	Weighted Average	Number of Shares
	to be issued Upon	Exercise Price of	Remaining
	Exercise of Outstanding	Outstanding	Available for
Plan Category	Options and Rights	Options	Future Issuance(c)
Equity compensation plans approved by stockholders(a)	2,317,743	$21.76	1,395,402
Equity compensation plans not approved by stockholders(b)	429,500	3.70	—
Total	2,747,243	$18.93	1,395,402

(a)	Consists of four plans: our 2001 Stock Option Plan, our 2010 Equity Incentive Plan, our 2018 Equity Incentive Plan and our 1994 Employee Stock Purchase Plan.
(b)	Consists of our 2018 Inducement Equity Incentive Plan.
(c)	Includes 997,075 shares for our 2018 Equity Incentive Plan and 398,327 shares for our 1994 Employee Stock Purchase Plan.

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

VIVUS, INC.

REPORT ON FORM 10‑K FOR

THE YEAR ENDED DECEMBER 31, 2019

EXHIBIT INDEX

Exhibit Number	Description
		Incorporation by reference
		Exhibit	Form	Filing Date
2.1†	Asset Purchase Agreement between the Registrant and K‑V Pharmaceutical Company dated as of March 30, 2007	2.1	Form 10-K for the fiscal year ended December 31, 2012 (001-33389)	February 26, 2013
2.2†	Asset Purchase Agreement dated October 1, 2010, between the Registrant, MEDA AB and Vivus Real Estate, LLC	2.2	Form 10‑K/A for the fiscal year ended December 31, 2012 (001-33389)	June 12, 2013
2.3†	Asset Purchase Agreement between the Registrant and Janssen Pharmaceuticals, Inc. dated April 30, 2018	2.1	Form 10-Q for the fiscal quarter ended June 30, 2018 (001-33389)	August 7, 2018
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended and restated through September 10, 2018	3.1	Form 8-K (001-33389)	September 10, 2018
3.2	Amended and Restated Bylaws of the Registrant, as further amended	3.2	Form 10-Q for the fiscal quarter ended June 30, 2018 (001-33389)	August 7, 2018
3.3	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant	3.3	Form 8‑A (001-33389)	March 28, 2007
4.1	Specimen Common Stock Certificate of the Registrant	4.1	Form 10‑K/A for the fiscal year ended December 31, 1996 (001-33389)	April 16, 1997
4.2#	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.3	Preferred Stock Rights Agreement, dated as of December 30, 2019, between the Registrant and Computershare Trust Company, N.A.	4.1	Form 8-K (001-33389)	December 31, 2019
4.4	Indenture dated as of May 21, 2013, by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee	4.1	Form 8‑K (001-33389)	May 21, 2013
4.5	Form of 4.50% Convertible Senior Note due May 1, 2020 (included in Exhibit 4.4)	4.2	Form 8‑K (001-33389)	May 21, 2013
4.6	Indenture, dated as of June 8, 2018, among the Registrant, the other guarantors from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent	4.1	Form 8-K (001-33389)	June 11, 2018

Exhibit Number	Description
		Incorporation by reference
		Exhibit	Form	Filing Date
4.7	First Supplemental Indenture, dated as of October 11, 2018, among the Registrant, as issuer and U.S. Bank National Association, as trustee and collateral agent	4.3	Form 8-K (001-33389)	October 17, 2018
4.8	Second Supplemental Indenture, dated as of September 30, 2019, among the Registrant, as issuer and U.S. Bank National Association, as trustee and collateral agent	4.2	Form 8-K (001-33389)	October 3, 2019
4.9	Form of 2024 Note (included in Exhibit 4.6)	4.2	Form 8-K (001-33389)	June 11, 2018
4.10	Warrant to Purchase Shares of Common Stock issued to Torreya Capital, LLC dated February 23, 2018	4.5	Form 10-Q for the fiscal quarter ended March 31, 2018 (001-33389)	May 8, 2018
4.11	Form of Athyrium Warrant, dated as of June 8, 2018	4.3	Form 8-K (001-33389)	June 11, 2018
4.12*	Form of Warrant to be issued by the Registrant to certain shareholders of Willow Biopharma Inc.	4.9	Form 10-Q for the fiscal quarter ended June 30, 2018 (001-33389)	August 7, 2018
10.1*	Form of Indemnification Agreement by and among the Registrant and the Officers of the Registrant	10.11	Form 8-B (001-33389)	June 25, 1996
10.2*	Form of Indemnification Agreement by and among the Registrant and the Directors of the Registrant	10.1	Form 8-K (001-33389)	August 12, 2014
10.3*	1994 Employee Stock Purchase Plan	4.2	Form S-8 (001-33389)	August 6, 2019
10.4*	2001 Stock Option Plan and Form of Agreement thereunder	10.44	Form S-8 (001-33389)	November 15, 2001
10.5*	2001 Stock Option Plan, as amended on July 12, 2006	10.1	Form 8-K (001-33389)	July 13, 2006
10.6*	Form of Notice of Grant and Restricted Stock Unit Agreement under the VIVUS, Inc. 2001 Stock Option Plan	10.2	Form 8-K (001-33389)	July 13, 2006
10.7*	2010 Equity Incentive Plan and Form of Agreement thereunder	10.7	Form 10-K for the fiscal year ended December 31, 2010 (001-33389)	March 1, 2011
10.8*	2010 Equity Incentive Plan	4.1	Form S-8 (001-33389)	December 15, 2017
10.9*	Stand‑Alone Stock Option Agreement with Michael P. Miller dated as of April 30, 2010	10.1	Form 8-K (001-33389)	May 6, 2010
10.10*	2018 Inducement Equity Incentive Plan	4.1	Form S-8 (001-33389)	June 1, 2018
10.11*	Form of Agreement under the 2018 Inducement Equity Incentive Plan	10.4	Form 10-Q for the fiscal quarter ended June 30, 2018 (001-33389)	August 7, 2018
10.12*	2018 Equity Incentive Plan	4.1	Form S-8 (001-33389)	August 6, 2019

Exhibit Number	Description
		Incorporation by reference
		Exhibit	Form	Filing Date
10.13*	Form of Restricted Stock Units Agreement under the 2018 Equity Incentive Plan	10.2	Form 10-Q for the fiscal quarter ended September 30, 2018 (001-33389)	November 1, 2018
10.14*	Form of Stock Option Agreement under the 2018 Equity Incentive Plan	10.3	Form 10-Q for the fiscal quarter ended September 30, 2018 (001-33389)	November 1, 2018
10.15†	Agreement effective as of December 28, 2000, between the Registrant and Tanabe Seiyaku Co., Ltd.	10.15	Form 10-K for the fiscal year ended December 31, 2012 (001-33389)	February 26, 2013
10.16	Amendment No. 1 effective as of January 9, 2004, to the Agreement effective as of December 28, 2000, between the Registrant and Tanabe Seiyaku Co., Ltd.	10.42A	Form 10-Q for the fiscal quarter ended March 31, 2004 (001-33389)	May 7, 2004
10.17	Termination and Release executed by Tanabe Holding America, Inc. dated May 1, 2007	10.61	Form 8-K (001-33389)	May 4, 2007
10.18†	Second Amendment effective as of August 1, 2012, to the Agreement dated as of December 28, 2000, between the Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.)	10.1	Form 8-K (001-33389)	August 10, 2012
10.19†	Third Amendment effective as of February 21, 2013, to the Agreement dated as of December 28, 2000, between the Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.)	10.1	Form 8-K (001-33389)	February 25, 2013
10.20	Fourth Amendment to the Agreement dated as of December 28, 2000, between the Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.), effective as of July 1, 2013	10.1	Form 8-K (001-33389)	July 29, 2013
10.21†	Settlement and Modification Agreement dated July 12, 2001, between ASIVI, LLC, AndroSolutions, Inc., Gary W. Neal and the Registrant	10.20	Form 10-K for the fiscal year ended December 31, 2012 (001-33389)	February 26, 2013
10.22†	Assignment Agreement between Thomas Najarian, M.D. and the Registrant dated October 16, 2001	10.79	Form 10-K for the fiscal year ended December 31, 2009 (001-33389)	March 10, 2010
10.23†	Master Services Agreement dated as of September 12, 2007, between the Registrant and Medpace, Inc.	10.2	Form 10-Q for the fiscal quarter ended March 31, 2013 (001-33389)	May 8, 2013

Exhibit Number	Description
		Incorporation by reference
		Exhibit	Form	Filing Date
10.24†	Exhibit A: Medpace Task Order Number: 06 dated as of December 15, 2008, pursuant to that certain Master Services Agreement, between the Registrant and Medpace, Inc., dated as of September 12, 2007	10.1	Form 8-K/A (001-33389)	July 15, 2009
10.25†	Commercial Manufacturing and Packaging Agreement by and between the Registrant and Catalent Pharma Solutions, LLC dated as of July 17, 2012	10.1	Form 8-K (001-33389)	July 23, 2012
10.26†	Purchase and Sale Agreement effective as of March 25, 2013, between the Registrant and BioPharma Secured Investments III Holdings Cayman LP	10.1	Form 10-Q for the fiscal quarter ended March 31, 2013 (001-33389)	May 8, 2013
10.27	Capped Call Confirmation dated May 15, 2013, by and between the Registrant and Deutsche Bank AG, London Branch	10.1	Form 8-K (001-33389)	May 16, 2013
10.28*	Form of Amended and Restated Change of Control and Severance Agreement	10.1	Form 8-K (001-33389)	July 5, 2013
10.29*	Form of Second Amended and Restated Change of Control and Severance Agreement	10.1	Form 8-K (001-33389)	June 24, 2015
10.30*	Form of Third Amended and Restated Change of Control and Severance Agreement	10.5	Form 10-Q for the fiscal quarter ended June 30, 2018 (001-33389)	August 7, 2018
10.31†	License and Commercialization Agreement dated July 5, 2013, between the Registrant and Berlin‑Chemie AG	10.3	Form 10-Q for the fiscal quarter ended June 30, 2013 (001-33389)	August 8, 2013
10.32†	Commercial Supply Agreement dated as of July 5, 2013, between the Registrant and Berlin‑Chemie AG	10.4	Form 10-Q for the fiscal quarter ended June 30, 2013 (001-33389)	August 8, 2013
10.33††	Amendment No. 1 to License and Commercialization Agreement and Commercial Supply Agreement dated May 21, 2019 between the Registrant and the Menarini Group through its subsidiary Berlin-Chemie AG	10.3	Form 10-Q (001-33389)	August 6, 2019
10.34	Agreement dated July 18, 2013, by and between the Registrant and First Manhattan Co.	10.1	Form 8-K (001-33389)	July 19, 2013
10.35*	Letter Agreement dated July 18, 2013, by and among the Registrant, First Manhattan Co. and Peter Y. Tam	10.1	Form 8-K (001-33389)	July 24, 2013
10.36*	Employment Agreement dated September 3, 2013, by and between the Registrant and Seth H. Z. Fischer	10.1	Form 8-K (001-33389)	September 4, 2013

Exhibit Number	Description
		Incorporation by reference
		Exhibit	Form	Filing Date
10.37*†	Confidential Separation, General Release and Post-Separation Consulting Agreement effective December 31, 2017, between the Registrant and Seth H. Z. Fischer	10.55	Form 10-K for the fiscal year ended December 31, 2017 (001-33389)	March 14, 2018
10.38†	License and Commercialization Agreement dated as of October 10, 2013, by and between the Registrant and Auxilium Pharmaceuticals, Inc.	10.9	Form 10-Q for the quarter ended September 30, 2013 (001-33389)	November 7, 2013
10.39†	Commercial Supply Agreement dated as of October 10, 2013, by and between the Registrant and Auxilium Pharmaceuticals, Inc.	10.10	Form 10-Q for the quarter ended September 30, 2013 (001-33389)	November 7, 2013
10.40	Letter Regarding Termination Notice dated December 30, 2015, from Auxilium Pharmaceuticals, Inc. and Endo Ventures Limited to the Registrant	10.53	Form 10-K for the fiscal year ended December 31, 2015 (001-33389)	March 9, 2016
10.41	Letter Regarding Termination Notice dated as of June 30, 2016, from Auxilium Pharmaceuticals, Inc. and Endo Ventures Limited to the Registrant	10.1	Form 10-Q for the fiscal quarter ended June 30, 2016 (001-33389)	August 4, 2016
10.42	Letter Regarding Termination Notice dated as of August 29, 2016, from Auxilium Pharmaceuticals, LLC and Endo Ventures Limited to the Registrant	10.1	Form 10-Q for the fiscal quarter ended September 30, 2016 (001-33389)	November 9, 2016
10.43*	Letter Agreement dated November 4, 2013, by and between the Registrant and Timothy E. Morris	10.1	Form 8-K (001-33389)	November 5, 2013
10.44†	Commercial Supply Agreement dated July 31, 2013, by and between the Registrant and Sanofi Chimie	10.8	Form 10-Q for the fiscal quarter ended June 30, 2013 (001-33389)	August 8, 2013
10.45†	Termination, Rights Reversion and Transition Services Agreement dated March 23, 2017, by and between the Registrant and Sanofi	10.3	Form 10-Q for the fiscal quarter ended March 31, 2017 (001-33389)	May 3, 2017
10.46†	Manufacturing and Supply Agreement dated November 18, 2013, by and between the Registrant and Sanofi Winthrop Industrie	10.45	Form 10-K for the fiscal year ended December 31, 2013 (001-33389)	February 28, 2014
10.47††	Amendment No1 to the Manufacturing and Supply Agreement dated May 22, 2019 between the Registrant and Sanofi Winthrop Industrie	10.2	Form 10-Q (001-33389)	August 6, 2019
10.48†	License and Commercialization Agreement dated December 11, 2013, by and between the Registrant and Sanofi	10.46	Form 10-K for the fiscal year ended December 31, 2013 (001-33389)	February 28, 2014

Exhibit Number	Description
		Incorporation by reference
		Exhibit	Form	Filing Date
10.49†	Supply Agreement effective as of December 11, 2013, by and between the Registrant and Sanofi Winthrop Industrie	10.47	Form 10-K for the fiscal year ended December 31, 2013 (001-33389)	February 28, 2014
10.50†	Patent Assignment Agreement, dated August 24, 2014, by and between the Registrant and Janssen Pharmaceuticals, Inc.	10.1	Form 10-Q for the fiscal quarter ended September 30, 2014 (001-33389)	November 5, 2014
10.51*	Letter Agreement dated April 13, 2015, by and between the Registrant and Guy P. Marsh	10.1	Form 10-Q for the fiscal quarter ended June 30, 2015 (001-33389)	August 3, 2015
10.52*	Letter Agreement dated July 20, 2015, by and between the Registrant and Wesley W. Day, Ph.D.	10.3	Form 10-Q for the fiscal quarter ended June 30, 2015 (001-33389)	August 3, 2015
10.53*	Letter Agreement dated August 17, 2015, by and between the Registrant and Svai S. Sanford	10.3	Form 10-Q for the fiscal quarter ended September 30, 2015 (001-33389)	November 4, 2015
10.54	Lease Agreement effective December 11, 2012, by and between the Registrant and SFERS Real Estate Corp. U.	10.34	Form 10-K for the fiscal year ended December 31, 2012 (001-33389)	February 26, 2013
10.55	First Amendment to Lease effective August 30, 2016, between the Registrant and MV Campus Owner, LLC, the successor in interest to SFERS Real Estate Corp. U.	10.2	Form 10-Q for the fiscal quarter ended September 30, 2016 (001-33389)	November 9, 2016
10.56	Office Lease effective September 2, 2016, between the Registrant and AG-SW Hamilton Plaza Owner, L.P.	10.3	Form 10-Q for the fiscal quarter ended September 30, 2016 (001-33389)	November 9, 2016
10.57†	License and Commercialization Agreement dated as of September 30, 2016, by and between the Registrant and Metuchen Pharmaceuticals LLC	10.4	Form 10-Q for the fiscal quarter ended September 30, 2016 (001-33389)	November 9, 2016
10.58†	Commercial Supply Agreement dated as of September 30, 2016, by and between the Registrant and Metuchen Pharmaceuticals LLC	10.5	Form 10-Q for the fiscal quarter ended September 30, 2016 (001-33389)	November 9, 2016
10.59†	Patent Assignment Agreement dated as of January 6, 2017, by and between the Registrant and Selten Pharma, Inc.	10.55	Form 10-K for the fiscal year ended December 31, 2016 (001-33389)	March 8, 2017
10.60†	License Assignment Agreement dated as of January 6, 2017, by and between the Registrant and Selten Pharma, Inc.	10.56	Form 10-K for the fiscal year ended December 31, 2016 (001-33389)	March 8, 2017
10.61†	Settlement Agreement dated June 29, 2017, by and between the Registrant and Actavis Laboratories FL, Inc.	10.1	Form 10-Q for the fiscal quarter ended June 30, 2017 (001-33389)	August 3, 2017

Exhibit Number	Description
		Incorporation by reference
		Exhibit	Form	Filing Date
10.62	Collateral Agreement, dated as of June 8, 2018, among the Registrant, the other guarantors from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent	10.1	Form 8-K (001-33389)	June 11, 2018
10.63	Purchase Agreement between the Registrant and affiliates of Athyrium Capital Management dated April 30, 2018	10.3	Form 10-Q for the fiscal quarter ended June 30, 2018 (001-33389)	August 7, 2018
10.64†	Amendment Nº1 to Commercial Supply Agreement dated December 7, 2018 between Sanofi Chimie and the Registrant	10.62	Form 10-K for the fiscal year ended December 31, 2018 (001-33389)	February 26, 2019
10.65	Amendment No. 1 to Collateral Agreement dated as of July 6, 2018 between the Registrant and U.S. Bank National Association, as trustee and collateral agent	10.63	Form 10-K for the fiscal year ended December 31, 2018 (001-33389)	February 26, 2019
10.66	Amendment No. 2 to Collateral Agreement dated as of October 11, 2018 between the Registrant and U.S. Bank National Association, as trustee and collateral agent	10.64	Form 10-K for the fiscal year ended December 31, 2018 (001-33389)	February 26, 2019
10.67	Amendment No. 3 to Collateral Agreement dated as of December 7, 2018 between the Registrant and U.S. Bank National Association, as trustee and collateral agent	10.65	Form 10-K for the fiscal year ended December 31, 2018 (001-33389)	February 26, 2019
10.68	Amendment No. 4 to Collateral Agreement dated as of March 20, 2019 between the Registrant and U.S. Bank National Association, as trustee and collateral agent	10.1	Form 10-Q (001-33389)	April 30, 2019
10.69	Amendment No. 5 to Collateral Agreement dated as of June 5, 2019 between the Registrant and U.S. Bank National Association, as trustee and collateral agent	10.1	Form 10-Q (001-33389)	August 6, 2019
10.70††	Amended and Restated Know-How License and Supply Agreement dated November 3, 2017 between Janssen Pharmaceuticals, Inc. and Nordmark Arzneimittel GmbH & Co. KG	10.4	Form 10-Q (001-33389)	August 6, 2019
10.71††	First Amendment to the Amended and Restated Know-How License and Supply Agreement dated June 26, 2019 between the Registrant and Nordmark Arzneimittel GmbH & Co. KG	10.5	Form 10-Q (001-33389)	August 6, 2019
21.1#	List of Subsidiaries
23.1#	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (See signature page)

Exhibit Number	Description
Incorporation by reference
		Exhibit	Form	Filing Date
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101

The following materials from the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes

†Confidential treatment granted.

††Portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K.

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
John P. Amos
Chief Executive Officer
(Principal Executive Officer)

Date: March 3, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of John P. Amos and Mark K. Oki as his or her attorney‑in‑fact for him or her, in any and all capacities, to sign each amendment to this Report on Form 10‑K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney‑in‑fact or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John P. Amos	Chief Executive Officer (Principal Executive Officer) and Director	March 3, 2020
John P. Amos

/s/ David Y. Norton	Chairman of the Board of Directors and Director	March 3, 2020
David Y. Norton

/s/ Mark K. Oki	Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 3, 2020
Mark K. Oki

/s/ Karen Ferrell	Director	March 3, 2020
Karen Ferrell

/s/ Edward A. Kangas	Director	March 3, 2020
Edward A. Kangas

/s/ Thomas B. King	Director	March 3, 2020
Thomas B. King

/s/ Jorge Plutzky, M.D.	Director	March 3, 2020
Jorge Plutzky, M.D.

/s/ Herman Rosenman	Director	March 3, 2020
Herman Rosenman