Form 10-Q
period 2020-03-31
VIVUS INC
filed 2020-05-06
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

At April 30, 2020,  17,867,697 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31,	December 31,
	2020	2019
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$32,854	$32,649
Accounts receivable, net	24,724	22,338
Inventories, net	33,936	33,679
Prepaid expenses and other current assets	6,340	8,134
Total current assets	97,854	96,800
Fixed assets, net	201	233
Right-of-use assets	930	1,135
Intangible and other non-current assets	116,923	120,140
Total assets	$215,908	$218,308
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,015	$7,726
Accrued and other liabilities	32,912	32,398
Deferred revenue	1,296	1,249
Current portion of lease liability	741	767
Current portion of long-term debt	181,822	183,006
Total current liabilities	227,786	225,146
Long-term debt	58,910	58,721
Deferred revenue, net of current portion	2,769	3,063
Lease liability, net of current portion	399	602
Total liabilities	289,864	287,532
Commitments and contingencies
Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000 shares authorized; no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock; $.001 par value; 200,000 shares authorized; 10,649 and 10,649 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	11	11
Additional paid-in capital	843,146	842,808
Accumulated other comprehensive income (loss)	108	(35)
Accumulated deficit	(917,221)	(912,008)
Total stockholders’ deficit	(73,956)	(69,224)
Total liabilities and stockholders’ deficit	$215,908	$218,308

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Net product revenue	$14,697	$13,497
License and milestone revenue	2,000	—
Supply revenue	1,823	1,604
Royalty revenue	1,111	1,045
Total revenue	19,631	16,146

Operating expenses:
Cost of goods sold (excluding amortization)	4,627	4,308
Amortization of intangible assets	3,638	3,638
Sales and marketing	4,233	4,534
General and administrative	6,727	5,284
Research and development	2,445	2,469
Total operating expenses	21,670	20,233
Loss from operations	(2,039)	(4,087)
Interest and other expense, net	3,219	3,870
Loss before income taxes	(5,258)	(7,957)
Benefit from income taxes	(45)	(8)
Net loss	$(5,213)	$(7,949)

Basic and diluted net loss per share:	$(0.49)	$(0.75)
Shares used in per share computation:
Basic and diluted	10,649	10,637

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	March 31,
	2020	2019
Net loss	$(5,213)	$(7,949)
Unrealized gain on securities, net of taxes	—	249
Translation adjustment	143	(1)
Comprehensive loss	$(5,070)	$(7,701)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balances, January 1, 2019	10,636	$11	$840,751	$(270)	$(880,515)	$(40,023)
Vesting of restricted stock units	1	—	—	—	—	—
Share-based compensation expense	—	—	468	—	—	468
Net unrealized gain on securities	—	—	—	249	—	249
Cumulative effect of accounting change	—	—	—	—	10	10
Net loss	—	—	—	—	(7,949)	(7,949)
Balances, March 31, 2019	10,637	11	841,219	(21)	(888,454)	(47,245)

Balances, January 1, 2020	10,649	$11	$842,808	$(35)	$(912,008)	$(69,224)
Share-based compensation expense	—	—	338	—	—	338
Translation adjustment	—	—	—	143	—	143
Net loss	—	—	—	—	(5,213)	(5,213)
Balances, March 31, 2020	10,649	$11	$843,146	$108	$(917,221)	$(73,956)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating activities:
Net loss	$(5,213)	$(7,949)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	3,670	3,675
Amortization of debt issuance costs and discounts	(995)	(1,050)
Amortization of discount or premium on available-for-sale securities	—	(116)
Share-based compensation expense	338	468
Changes in assets and liabilities:
Accounts receivable	(2,807)	1,054
Inventories	(2,034)	1,186
Prepaid expenses and other assets	1,999	1,004
Accounts payable	3,289	(5,306)
Accrued and other liabilities	2,114	389
Deferred revenue	(247)	(295)
Net cash provided by (used for) operating activities	114	(6,940)
Investing activities:
Fixed asset purchases	—	(21)
Purchases of available-for-sale securities	—	(13,876)
Proceeds from maturity of available-for-sale securities	—	12,885
Proceeds from sales of available-for-sale securities	—	562
Net cash used for investing activities	—	(450)
Financing activities:
Principal payments of financing leases	(52)	—
Net cash used for financing activities	(52)	—
Effect of exchange rates on cash and cash equivalents	143	—
Net increase (decrease) in cash and cash equivalents	205	(7,390)
Cash and cash equivalents:
Beginning of year	32,649	30,411
End of year	$32,854	$23,021

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH  31, 2020

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

VIVUS is a specialty pharmaceutical company with three approved therapies (Qsymia®, PANCREAZE®/PANCREASE® MT and STENDRA®/SPEDRA™) and one product candidate in active clinical development (VI-0106). Qsymia (phentermine and topiramate extended release) is approved by the U.S. Food and Drug Administration (“FDA”) for chronic weight management. PANCREAZE/PANCREASE MT (pancrelipase) is indicated for the treatment of exocrine pancreatic insufficiency due to cystic fibrosis or other conditions. STENDRA (avanafil) is approved by FDA for erectile dysfunction (“ED”), and by the European Commission (“EC”) under the trade name SPEDRA, for the treatment of ED. The Company commercializes Qsymia and PANCREAZE in the U.S. through a specialty sales force supported by an internal commercial team. The Company licenses the commercial rights to STENDRA/SPEDRA in the U.S., EU and other countries. VI-0106 (tacrolimus) is in active clinical development and is being studied in patients with pulmonary arterial hypertension (“PAH”).

When reference is made to the “Company” or “VIVUS” in these footnotes, it refers to the Delaware corporation, or VIVUS, Inc., and, unless the context otherwise requires, its California predecessor, as well as all of its consolidated subsidiaries.

Liquidity and Ability to Continue as a Going Concern

At March 31, 2020, the Company’s accumulated deficit was approximately $917.2 million and its cash and cash equivalents were $32.9 million. As of March 31, 2020, the Company had a total of $240.7 million in debt, $181.8 million of which is due May 1, 2020. See Note 13 for additional information regarding the Company’s debt.

The Company does not currently have sufficient cash and/or credit facilities in place to pay the debt due May 1, 2020. On April 29, 2020, the Company entered into an agreement with IEH Biopharma LLC (“IEH Biopharma”), which holds a principal amount of approximately $170.2 million of the Company’s 4.50% Convertible Senior Notes due May 1, 2020 (the “Convertible Notes”). Under the terms of the agreement, the Company paid IEH Biopharma $3.8 million in accrued and unpaid interest on the Convertible Notes and IEH Biopharma granted the Company a 30-day grace period (if not terminated sooner pursuant to the terms of the agreement), beginning May 1, for payment of the principal amount of the Convertible Notes during which the two parties will work exclusively to attempt to restructure the outstanding principal amount of the Convertible Notes. As part of the agreement, the Company paid $7.5 million to settle the remaining $11.3 million in principal and $253,000 in accrued and unpaid interest held by other holders.

The Company is actively pursuing funding or a restructuring of its outstanding debt, which may come through public or private debt or equity financings, collaborations, sale of assets or other available financing sources. It is substantially uncertain whether any such funding or restructuring will be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. As a result of this uncertainly, the Company believes that a strategic transaction that restructures or refinances its debt may be necessary in order for us to service the existing indebtedness. The Company may need to seek relief under the U.S. Bankruptcy Code or otherwise complete a restructuring transaction to address its liquidity needs. If the Company seeks bankruptcy relief, the Company’s common stockholders could receive little or no consideration for their interests. In addition, unsecured creditors would likely realize recoveries significantly less than the principal amount of their claims and, possibly, no recovery at all.

Alternatively, the Company will not be able to continue its operations at its current level and may be required to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop on its own. The Company might also be required to delay, reduce the scope of or eliminate one or more of its commercialization or development programs or obtain funds through collaborations with others that are on unfavorable terms or restructure the Company in other ways that may not be favorable.

The Company’s independent registered public accounting firm’s audit report on the Company’s consolidated financial statements as of and for the year ended December 31, 2019 included in the Annual Report on Form 10-K includes an explanatory paragraph stating that there is substantial doubt about the Company’s ability to continue as a going concern. If the Company cannot continue as a viable entity, its security holders may lose some or all of their investment in the Company. Even if adequate funds become available, the Company may need to raise additional funds in the near future to finance operations and pursue development and commercial opportunities.

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

The COVID-19 pandemic may result in significant adverse impacts to the Company’s business. Although the full impact of the pandemic on the Company’s revenue, financial condition and results of operations for the remainder of the fiscal year remains uncertain and difficult to predict, the spread of the virus and public health measures being undertaken to reduce such transmission have created and will likely continue to create significant disruptions with respect to consumer demand, healthcare providers and healthcare facilities and the reliability of the Company’s supply chain. The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted. The Company’s future results of operations and liquidity could be adversely impacted by factors including, but not limited to, delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

Management has evaluated all events and transactions that occurred after March  31, 2020 through the date these unaudited condensed consolidated financial statements were filed. Note 17 details all events and transactions during this period that require recognition or disclosure in these unaudited condensed consolidated financial statements. The condensed consolidated balance sheet data as of December 31, 2019 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed on March 3, 2020 and as amended on April 29, 2020 with the Securities and Exchange Commission (“SEC”). Certain amounts have been reclassified to conform to current year presentation. The unaudited condensed consolidated financial statements include the accounts of VIVUS, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies since the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncement Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted this standard effective January 1, 2020. The adoption did not have a material impact on its consolidated financial statements.

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

manufacturing, regulatory compliance and quality assurance, as well as inventory, financial and credit loss. As such, the Company recognizes supply revenue on a gross basis as the principal party in the arrangements. The Company recognizes supply revenue at the time of shipment and, in the unusual case where the product does not meet contractually-specified product dating criteria at the time of shipment to the partner, the Company records a reserve for estimated product returns. There are no such reserves as of March  31, 2020.

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

Revenue by Source and Geography

Revenue disaggregated by revenue source and by geographic region was as follows (in thousands):

	Three Months Ended March 31,
	2020				2019
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$8,914	$—		$8,914	$8,423	$—		$8,423
Qsymia—License revenue	—	2,000		2,000	—	—		—
Qsymia—Royalty revenue	—	564		564	—	—		—
PANCREAZE - Net product revenue	5,035	748		5,783	5,074	—		5,074
PANCREAZE - Royalty revenue	—	—		—	—	570		570
STENDRA/SPEDRA—Supply revenue	—	1,823		1,823	—	1,604		1,604
STENDRA/SPEDRA—Royalty revenue	—	547		547	—	475		475
Total revenue	$13,949	$5,682	(1)	$19,631	$13,497	$2,649	(2)	$16,146

(1)	$2.4 million of which was attributable to Germany, $2.6 million of which was attributable to South Korea and $0.7 million of which was attributable to Canada.
(2)	$2.0 million of which was attributable to Germany and $0.6 million of which was attributable to Canada.

Revenue and cost of goods sold by source was as follows (in thousands):

	Three Months Ended March 31,
	2020				2019
	Qsymia	PANCREAZE	STENDRA/ SPEDRA	Total	Qsymia	PANCREAZE	STENDRA/ SPEDRA	Total
Net product revenue	$8,914	$5,783	$—	$14,697	$8,423	$5,074	$—	$13,497
License	2,000	—	—	2,000	—	—	—	—
Supply revenue	—	—	1,823	1,823	—	—	1,604	1,604
Royalty revenue	564	—	547	1,111	—	570	475	1,045
Total revenue	$11,478	$5,783	$2,370	$19,631	$8,423	$5,644	$2,079	$16,146

Cost of goods sold (excluding amortization)	$1,340	$1,602	$1,685	$4,627	$1,382	$1,461	$1,465	$4,308
Amortization of intangible assets	$91	$3,547	$—	$3,638	$91	$3,547	$—	$3,638

3. SHARE-BASED COMPENSATION

Total share-based compensation expense for all of the Company’s share-based awards was as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cost of goods sold	$9	$14
Selling and marketing	49	70
General and administrative	247	329
Research and development	33	55
Total share-based compensation expense	$338	$468

Share-based compensation expense capitalized as part of the cost of inventory	$30	$—

4.  CASH AND CASH EQUIVALENTS

The fair value and the amortized cost of cash and cash equivalents by major security type are presented in the tables that follow (in thousands).

As of March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents	Cost	Gains	Losses	Fair Value
Cash and money market funds	$32,854	$—	$—	$32,854

As of December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents	Cost	Gains	Losses	Fair Value
Cash and money market funds	$32,649	$—	$—	$32,649

As of March 31, 2020 and December 31, 2019, the Company had no available-for-sale securities.

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

The following table represents the fair value hierarchy for our cash, cash equivalents and available-for-sale securities by major security type (in thousands):

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$32,854	$—	$—	$32,854

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$32,649	$—	$—	$32,649

5.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	Balance as of
	March 31,	December 31,
	2020	2019
Qsymia	$17,648	$15,423
PANCREAZE	6,693	6,380
STENDRA/SPEDRA	626	787
	24,967	22,590
Allowance for cash discounts	(243)	(252)
Net	$24,724	$22,338

6.  INVENTORIES

Inventories consist of the following (in thousands):

	Balance as of
	March 31,	December 31,
	2020	2019
Raw materials	$28,509	$26,313
Work-in-process	3,115	2,908
Finished goods	2,312	4,458
Inventories, net	$33,936	$33,679

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

7.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	Balance as of
	March 31,	December 31,
	2020	2019
Prepaid insurance	$1,771	$2,029
Prepaid sales and marketing expenses	1,252	1,806
Taxes receivable	438	1,196
Other prepaid expenses and assets	2,879	3,103
Total	$6,340	$8,134

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

8. INTANGIBLE AND OTHER NON-CURRENT ASSETS

Intangible and other non-current assets consist of the following (in thousands):

	March 31, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
PANCREAZE license (1)	$141,895	$(26,014)	$115,881	$141,895	$(22,467)	$119,428
Janssen patents (2)	3,050	(3,050)	—	3,050	(2,959)	91
Long-term receivables (3)	834	—	834	413	—	413
Other non-current assets (4)	208	—	208	208	—	208
Total	$145,987	$(29,064)	$116,923	$145,566	$(25,426)	$120,140

_________________

(1)

In June 2018, the Company acquired the rights to license PANCREAZE in the U.S. and Canada, as described further in Note 12. The rights are being amortized over their estimated useful life of 10 years using the straight-line method.

(2)

In September 2014, the Company acquired certain patents relating to Qsymia from Janssen Pharmaceuticals, approximately $3.1 million of which was recorded as an intangible asset. The patents were amortized over their estimated useful life of 5.5 years using the straight-line method.

(3)	Long-term receivables consist of amounts not expected to be collected within a year of the balance sheet date.
(4)	Other non-current assets primarily consist of real estate deposits.

Amortization of intangible assets was $3.6 million for both the three months ended March 31, 2020 and 2019. Future expected amortization expenses for intangible assets as of March  31, 2020 are as follows (in thousands):

2020 (rest of year)	$10,642
2021	14,190
2022	14,189
2023	14,190
2024	14,189
Thereafter	48,481
Total	$115,881

9. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following (in thousands):

	Balance as of
	March 31,	December 31,
	2020	2019
Reserve for product returns (see Note 2)	$15,135	$14,874
Product-related accruals (see Note 2)	6,044	6,663
Accrued interest on debt (see Note 13)	3,737	1,351
Accrued manufacturing costs	2,214	3,105
Accrued employee compensation and benefits	2,217	2,777
Other accrued liabilities	3,565	3,628
Total	$32,912	$32,398

The amounts included in other accrued liabilities consist of obligations primarily related to sales, marketing, research, clinical development, corporate activities, the STENDRA license and royalties.

10.  DEFERRED REVENUE

Deferred revenue relates to a prepayment for future royalties on sales of SPEDRA. In the three months ended March 31, 2020 and 2019, the Company recorded $0.2 million and $0.3 million, respectively, of revenues which had been deferred as of December 31, 2019 and 2018, respectively. These amounts were applied against the prepayment for future royalties.

11. LEASES

The Company adopted Accounting Standards Update 2016-02, Leases (Topic 842) on January 1, 2019 using the modified retrospective transition method, and as a result did not adjust comparative periods. The Company has an operating lease for its corporate headquarters and several smaller leases, including financing leases for its automobile fleet and copiers. At the time of adoption, the Company recorded the following amounts (in thousands):

	Right-of-Use Asset	Current Portion of Lease Liability	Lease Liability, Net of Current Portion	Current Portion of Deferred Rent	Deferred Rent, Net of Current Portion	Accumulated Deficit
Operating leases	$1,201	$512	$1,017	$(94)	$(234)	$—
Financing leases	329	131	188	—	—	10
Total	$1,530	$643	$1,205	$(94)	$(234)	$10

The Company’s leases have remaining lease terms as of March 31, 2020 of from less than 1 year up to 2.3 years, some of which include options to extend the leases for up to 2 years.

The components of lease expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Operating lease cost	$130	$130

Finance lease cost:
Amortization of right-of-use assets	$54	$53
Interest on lease liabilities	2	3
Total finance lease cost	$56	$56

Supplemental balance sheet information related to leases was as follows:

	Balance as of
	March 31,	December 31,
	2020	2019
Right-of-use assets:
Operating leases	$670	$781
Financing leases	260	354
Total right-of-use assets	$930	$1,135

Current portion of lease liability:
Operating leases	$548	$551
Financing leases	193	216
Total current portion of lease liability	$741	$767

Lease liability, net of current portion
Operating leases	$331	$466
Financing leases	68	136
Total lease liability, net of current portion	$399	$602

The weighted average remaining lease term as of March 31, 2020 was 1.5 years for operating leases and 1.3 years for financing leases. The weighted average discount rate as of March 31, 2020 was 7.8% for operating leases and 2.8% for financing leases.

Future payments of lease liabilities are as follows:

	Operating Leases	Finance Leases
2020 (rest of year)	$454	$158
2021	482	101
2022	-	7
Total lease payments	936	266
Less imputed interest	(57)	(5)
Total	$879	$261

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

Alvogen

In September 2017, the Company entered into a license and commercialization agreement (the “Alvogen License Agreement”) and a commercial supply agreement (the “Alvogen Supply Agreement”) with Alvogen Malta Operations (ROW) Ltd (“Alvogen”) which was subsequently assigned to Alvogen South Korea. Under the terms of the Alvogen License Agreement, Alvogen will be solely responsible for obtaining and maintaining regulatory approvals for all sales and marketing activities for Qsymia in South Korea. The Company received an upfront payment of $2.5 million in September 2017, which was recorded in license and milestone revenue in the third quarter of 2017, $2.5 million in the third quarter of 2019 upon Alvogen receiving marketing authorization and $2.0 million in the first quarter of 2020 upon commercial launch. The Company is eligible to receive additional payments upon reaching a sales milestone. Additionally, the Company receives royalties on Alvogen’s Qsymia net sales in South Korea. Under the Alvogen Supply Agreement, the Company will supply product to Alvogen on an exclusive basis.

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

13. LONG-TERM DEBT AND COMMITMENTS

The Company’s indebtedness consists of the following (in thousands):

	Balance as of
	March 31,	December 31,
	2020	2019
Convertible Notes	$181,426	$181,426
Unamortized discount and debt issuance costs	396	1,580
Convertible Notes, net	181,822	183,006

2024 Notes	61,351	61,351
Unamortized premium and debt issuance costs, net	(2,441)	(2,630)
2024 Notes, net	58,910	58,721

Total debt	240,732	241,727
Less current portion	181,822	183,006
Total long-term debt	$58,910	$58,721

Convertible Notes Due 2020

In May 2013, the Company closed offerings of $250.0 million in 4.50% Convertible Senior Notes due May 1, 2020. The Convertible Notes are governed by an indenture, dated May 2013 between the Company and Deutsche Bank National Trust Company, as trustee. Total net proceeds from the Convertible Notes were approximately $241.8 million. The Convertible Notes are convertible at a conversion rate of approximately $148.58 per share at the option of the holders. Subject to certain limitations, the Company will settle conversions of the Convertible Notes by paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. Interest payments are made quarterly. In June 2018, the Company repurchased $60.0 million of face value of the Convertible Notes for $51.0 million in cash plus accrued but unpaid interest using funds received from the issuance of the Company’s 2024 Notes (as defined below.) The gain was accounted for as a debt modification with the gain applied to the modified debt. In October 2018, the Company repurchased $8.6 million of face value of the Convertible Notes for $7.1 million in cash plus accrued but unpaid interest. The gain on this repurchase of $1.4 million was recorded on the statement of operations as a gain on extinguishment of debt and recorded on the income statement.

On April 29, 2020, the Company entered into an agreement with IEH Biopharma, which holds a principal amount of approximately $170.2 million of the Company’s Convertible Notes. Under the terms of the agreement, the Company paid IEH Biopharma $3.8 million in accrued and unpaid interest on the Convertible Notes and IEH Biopharma granted the Company a 30-day grace period (if not terminated sooner pursuant to the terms of the agreement), beginning May 1, for payment of the principal amount of the Convertible Notes during which the two parties will work exclusively to attempt to restructure the outstanding principal amount of the Convertible Notes. As part of the agreement, the Company paid $7.5 million to settle the remaining $11.3 million in principal and $253,000 in accrued and unpaid interest held by other holders. See Note 17.

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

As of June 30, 2019, the Company was not in compliance with a covenant in the Indenture related to PANCREAZE net revenues. The Company subsequently received a waiver from the consenting noteholders with respect to any potential event of default or default that may have resulted from such covenant non-compliance. In September 2019, the Company entered into a second supplemental indenture (the “Second Supplemental Indenture”) which amended the Indenture to (i) revise the compliance dates for minimum quarterly PANCREAZE net sales, (ii) reduce the minimum unrestricted cash equivalents, and (iii) effect the pledge of material intellectual property related to Qsymia® and PANCREAZE®. The Second Supplemental Indenture was entered into in satisfaction of the conditions set forth in the waiver of default obtained in connection with the Indenture. As of March 31, 2020, the Company was in compliance with the covenants in the Indenture as modified by the Second Supplemental Indenture.

In September 2019, the Company repurchased $48.6 million aggregate principal amount of the 2024 Notes plus prepayment premiums of an aggregate of $6.4 million. The prepayment premiums were recorded as interest expense. There was no gain or loss on the transaction.

Future estimated payments, including interest, on all of the Company’s indebtedness as of March  31, 2020 are as follows (in thousands):

2020 (rest of year)	$190,736
2021	20,152
2022	23,034
2023	21,076
2024	9,822
$264,820

Cardiovascular Outcomes Trial

As a condition of FDA granting approval to commercialize Qsymia in the U.S., the Company agreed to complete certain post-marketing requirements. One requirement was to perform a cardiovascular outcomes trial (“CVOT”) on Qsymia. The cost of a CVOT is estimated to be between $180 million and $220 million incurred over a period of approximately five years. The Company is working with FDA to determine a pathway to provide FDA with data to support the safety of Qsymia in a more cost-effective manner. To date, the Company has not incurred expenses related to the CVOT.

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

As the Company recognized a net loss for each of the three-month periods ended March 31, 2020 and 2019, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. Awards and options which were not included in the computation of diluted net loss per share because the effect would be anti-dilutive were 3,054,000 and 2,784,000 for the three months ended March 31, 2020 and 2019, respectively.

15. INCOME TAXES

The Company recorded a benefit from income taxes of $45,000 and $8,000 for the three months ended March 31, 2020 and 2019, respectively. The benefit from income taxes was primarily comprised of state taxes during the period.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets in the United States as of March 31, 2020. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

As of March 31, 2020, the Company’s unrecognized tax benefits were related to federal and California research and development credits which result in an unrecognized tax benefit balance of $210,000. The Company does not expect to have any other significant changes to unrecognized tax benefits through the end of the fiscal year. Because of the Company’s history of tax losses, certain tax years remain open to tax audit. The Company’s policy is to recognize interest and penalties related to uncertain tax positions (if any) as a component of the income tax provision.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the novel coronavirus (“COVID-19”) pandemic. The CARES Act included certain income tax provisions including a modification on the limitation of business interest expense for the Company’s 2019 and 2020 tax years. The Company is currently evaluating the CARES Act but does not expect the income tax provisions of the act to have a material impact on our financial statements.

16. LEGAL MATTERS

The Company is not aware of any asserted or unasserted claims against it where it believes that an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

17. SUBSEQUENT EVENTS

Registered Direct Offering

On April 3, 2020, the Company completed a registered direct offering of 7,218,750 shares of the Company’s common stock at a purchase price of $1.60 per share for gross proceeds of $11.55 million, before deducting the placement agent’s fees and other offering expenses payable by the Company. Pursuant to an engagement agreement between the Company and H.C. Wainwright & Co., LLC (“Wainwright”), Wainwright served as the exclusive placement agent for the Company in connection with the offering. The Company paid

Wainwright a cash placement fee equal to 7.0% of the aggregate purchase price for the shares of common stock sold in the offering, a management fee of 1.0% of the aggregate purchase price for the shares of common stock sold in the offering and other expenses. The net proceeds of $10.5 million received by the Company from the transaction will be used for working capital, general corporate purposes, research and development, and satisfaction of corporate debts.

In addition, the Company has issued to certain affiliates of Wainwright warrants (“Placement Agent Warrants”) to purchase up to 6.0% of the aggregate number of shares of Common Stock sold in the offering, or 433,125 shares. The Placement Agent Warrants are exercisable immediately for a term of five years, with an exercise price equal to $2.00 per share.

Noteholder Agreement for Grace Period

On April 29, 2020, the Company entered into an agreement (the “Noteholder Agreement”) with the Deutsche Bank Trust Company Americas (the “Trustee”) and IEH Biopharma LLC, the holder (the “Noteholder”) of approximately $170.2 million of the Company’s outstanding Convertible Notes pursuant to which the Noteholder agreed, among other things, to grant to the Company a grace period (the “Grace Period”) with respect to payment of the principal amount of Convertible Notes payable to the Noteholder on May 1, 2020 (the “Maturity Date”).

The Noteholder Agreement further provides that the Company will settle the outstanding principal amount of the Convertible Notes owed to all holders other than the Noteholder due on the Maturity Date and will pay all accrued and unpaid interest payable on the Maturity Date to all holders including the Noteholder. Interest on the outstanding principal amount of Convertible Notes held by the Noteholder will continue to accrue during the Grace Period. The Grace Period commences on the Maturity Date and ends on the earliest of (i) June 1, 2020, (ii) the occurrence of any breach or failure by the Company to comply with the terms of the Noteholder Agreement, (iii) the occurrence of any breaches or defaults pursuant to the Indenture other than as set forth in the Noteholder Agreement or (iv) as may be agreed between the Noteholder and the Company. The Noteholder Agreement shall terminate upon the expiration of the Grace Period.

The Noteholder Agreement contains certain covenants by the Company including that it will not (i) directly or indirectly solicit, initiate, negotiate, consummate or encourage any proposals or offers from any person other than the Noteholder relating to any financial or other restructuring of the Company or any Alternative Transaction (as defined in the Noteholder Agreement), (ii) offer, issue, award, sell or transfer any of its debt or equity securities or (iii) rescind, cancel, modify, supplement or replace its Preferred Stock Rights Agreement, dated as of December 30, 2019. The Noteholder will be entitled to a fee set forth in the Noteholder Agreement upon the breach of any of the foregoing covenants. The Company also agreed not to take certain actions related to bankruptcy proceedings or actions by creditors.

Paycheck Protection Program

On May 4, 2020, the Company received a $1.25 million loan through the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020. The loan matures in 2 years and bears interest of 1% per annum. The loan amounts will be forgiven as long as  the loan proceeds are used to cover payroll costs and rent and utility costs over the eight-week period after the loan is disbursed and the Company’s full-time equivalent employee headcount and compensation levels are maintained.

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

Risks and uncertainties related to our business:

•

our ability to address our liquidity and capital resource needs, including the remaining outstanding balance of $170.2 million of 4.50% Convertible Senior Notes (the “Convertible Notes”) which must be addressed within the 30-day grace period beginning May 1, 2020;

•	the widespread domestic and global impact of the COVID-19 pandemic on our business, results of operations, customers, suppliers and other counterparties, and employees;
•	our history of losses and variable quarterly results;
•	our ability to continue as a going concern;
•	the volatility and liquidity of the financial markets;
•	our expected future revenues, operations and expenditures;
•	our ability to effectively manage expenses;
•	risks related to our ability to protect our intellectual property and litigation in which we are involved or may become involved;
•	uncertainties of government or third-party payor reimbursement;
•	our reliance on sole-source suppliers, third parties and our collaborative partners;
•	our ability to successfully develop or acquire a proprietary formulation of tacrolimus;
•

risks related to the failure to obtain or retain federal or state-controlled substances registrations and noncompliance with Drug Enforcement Administration (“DEA”) or state-controlled substances regulations;

•	risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations;
•	our ability to demonstrate through clinical testing the quality, safety, and efficacy of our current and future investigational drug candidates or approved products;
•	the timing of initiation and completion of clinical trials and submissions to U.S. and foreign authorities;
•	compliance with post-marketing regulatory standards, post-marketing obligations or pharmacovigilance rules is not maintained;
•	our ability to execute on our business strategy to enhance enterprise and long-term stockholder value;
•	our ability to identify and acquire cash flow generating assets and opportunities;
•	our ability to successfully navigate recent changes to our Board of Directors and the senior management team;
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

•	our ability to sell through the Qsymia retail pharmacy network and the Qsymia Advantage program;
•	the impact of promotional programs for Qsymia on our net product revenue and operating results in future periods;
•	our ability to ensure that the entire supply chain for Qsymia timely, efficiently and consistently delivers Qsymia to our customers and partners;
•	our ability to accurately forecast Qsymia demand;
•	our ability to maintain the relationship with the sole manufacture for Qsymia;
•	our, or our current or potential partners’, ability to successfully seek, gain and maintain approval for Qsymia in territories outside the U.S.;
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

•	the timing of and costs associated with the initiation and completion of the post-approval clinical studies required as part of the approval of Qsymia by the U.S. Food and Drug Administration (“FDA”);
•	the response from FDA to any data and/or information relating to post-approval clinical studies required for Qsymia;
•	our ability to work with FDA to significantly reduce or remove the requirements of the clinical post-approval cardiovascular outcomes trial (“CVOT”);
•	the impact of the indicated uses and contraindications contained in the Qsymia label and the Risk Evaluation and Mitigation Strategy (“REMS”) requirements;
•	the impact of any possible future requirement to provide additional clinical data or further analysis of previously submitted clinical trial data;

Risks and uncertainties related to PANCREAZE (pancrelipase):

•	risks and uncertainties related to the timing, strategy, tactics and success of the marketing and sales of PANCREAZE;
•	our ability to successfully maintain and increase market share against current competing products and potential competitors that may develop alternative formulations of the drug;
•	our ability to expand payor coverage for PANCREAZE;
•	our ability to accurately forecast PANCREAZE demand;
•	our ability to maintain the relationship with the sole manufacturer for PANCREAZE;
•	our ability to maintain a satisfactory level of PANCREAZE inventory;
•	the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand;

Risks and uncertainties related to STENDRA® (avanafil) or SPEDRA™ (avanafil):

•	our ability to manage the supply chain for STENDRA/SPEDRA for our current or potential commercial collaborators;
•	our partner’s ability to find a new distribution partner or model for STENDRA in the United States, Canada, South America and India;

•	risks and uncertainties related to the timing, strategy, tactics and success of the launches and commercialization of STENDRA/SPEDRA by our current or potential collaborators;
•

our ability to successfully complete, on acceptable terms and on a timely basis, avanafil partnering discussions for territories under our license with Mitsubishi Tanabe Pharma Corporation in which we do not have a commercial collaboration partner;

•	Sanofi Chimie’s ability to manufacture the avanafil active pharmaceutical ingredient and Sanofi Winthrop Industrie’s ability to manufacture avanafil tablets; and
•	the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand or to comply with the terms of their agreements with us.

When we refer to “we,” “our,” “us,” the “Company” or “VIVUS” in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three months ended March  31, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 3, 2020 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

OVERVIEW

VIVUS is a specialty pharmaceutical company with three approved therapies and one product candidate in clinical development. Qsymia® (phentermine and topiramate extended release) is approved by FDA for chronic weight management. PANCREAZE®/PANCREASE® MT (pancrelipase) is indicated for the treatment of exocrine pancreatic insufficiency (“EPI”) due to cystic fibrosis or other conditions. STENDRA® (avanafil) is approved by FDA for erectile dysfunction (“ED”) and by the EC under the trade name SPEDRA, for the treatment of ED in the EU. VI-0106 (tacrolimus) is in clinical development and is being studied in patients with pulmonary arterial hypertension (“PAH”).

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

On April 3, 2020, the Company completed a registered direct offering of 7,218,750 shares of the Company’s common stock at a purchase price of $1.60 per share for net proceeds of $10.5 million, after deducting the placement agent’s fees and other offering expenses payable by the Company.

As of March 31, 2020, we had a total of $240.7 million of outstanding debt, $181.8 million of which was due on May 1, 2020. We do not currently have sufficient cash and/or credit facilities in place to pay the debt due May 1, 2020. On April 29, 2020, we entered into an agreement with IEH Biopharma LLC (“IEH Biopharma”), which holds a principal amount of approximately $170.2 million of our Convertible Notes with a maturity date of May 1, 2020. Under the terms of the agreement, we paid IEH Biopharma $3.8 million in accrued and unpaid interest on the Convertible Notes and IEH Biopharma granted us a 30-day grace period (if not terminated sooner pursuant to the terms of the agreement), beginning May 1, for payment of the principal amount of the Convertible Notes during which the two parties will work exclusively to attempt to restructure the outstanding principal amount of the Convertible Notes. As part of the agreement, we paid $7.5 million to settle the remaining $11.3 million in principal and $253,000 in accrued and unpaid interest held by other holders.

We are actively pursuing funding or a restructuring of our debt, which may come through public or private debt or equity financings, collaborations or other available financing sources. It is substantially uncertain whether any such funding or restructuring will be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. As a result of this uncertainly, we believe that a strategic transaction that restructures or refinances our debt may be necessary in order for us to service our existing indebtedness. We may need to seek relief under the U.S. Bankruptcy Code or otherwise complete a restructuring transaction to address our liquidity needs. If we seek bankruptcy relief, our common stockholders could receive little or no consideration for their interests. In addition, unsecured creditors would likely realize recoveries significantly less than the principal amount of their claims and, possibly, no recovery at all.

Alternatively, we will not be able to continue our operations at our current level and may be required to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own. We might also be required to delay, reduce the scope of or eliminate one or more of our commercialization or development programs or obtain funds through collaborations with others that are on unfavorable terms or restructure VIVUS in other ways that may not be favorable.

Our independent registered public accounting firm’s audit report on our consolidated financial statements as of and for the year ended December 31, 2019 included in our Annual Report on Form 10-K includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our security holders may lose some or all of their investment in our Company. Even if adequate funds become available, we may need to raise additional funds in the near future to finance operations and pursue development and commercial opportunities.

The COVID-19 pandemic may result in significant adverse impacts to our business. Although the full impact of the pandemic on our revenue, financial condition and results of operations for the remainder of the fiscal year remains uncertain and difficult to predict, the spread of the virus and public health measures being undertaken to reduce such transmission are and will likely continue to create significant disruptions with respect to consumer demand, healthcare providers and healthcare facilities and the reliability of our supply chain. The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted. Our future results of operations and liquidity could be adversely impacted by factors including, but not limited to, delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand.

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

In September 2017, we entered into a license and commercialization agreement (the “Alvogen License Agreement”) and a commercial supply agreement (the “Alvogen Supply Agreement”) with Alvogen Malta Operations (ROW) Ltd (“Alvogen”). Under the terms of the Alvogen License Agreement, Alvogen is solely responsible for obtaining and maintaining regulatory approvals for all sales and marketing activities for Qsymia in South Korea. We received an upfront payment of $2.5 million in September 2017, a payment of $2.5 million in September 2019 upon achieving marketing authorization and $2.0 million in the first quarter of 2020 upon commercial launch. We are eligible to receive additional payments upon Alvogen reaching a sales milestone. Additionally, we receive royalties on Alvogen’s Qsymia net sales in South Korea. Under the Alvogen Supply Agreement, we will supply product to Alvogen on an exclusive basis.

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

The current medical therapies for PAH involve endothelin receptor antagonists, PDE5 inhibitors, prostacyclin analogues, selective prostaglandin I2 receptor agonists, and soluble guanylate cyclase stimulators, all of which have been shown to effectively dilate arterioles in the pulmonary circulation, to reduce symptoms and improve quality of life. While currently approved products treat the symptoms of PAH, they do little to address the pathologic cell proliferation that is the underlying cause of the disease. We believe that tacrolimus can be used to enhance bone morphogenetic protein receptor type 2 (“BMPR2”) signaling. BMPR2 signaling has been shown to be reduced in PAH patients, and this reduction in signaling is an important factor leading to cell proliferation within the pulmonary arteries. By restoring BMPR2 signaling, tacrolimus may therefore address a fundamental cause of PAH.

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

Our significant accounting policies are more fully described in Note 1 to our audited consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 3, 2020. There have been no changes to our significant accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2019.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended March 31,		Increase/
(in thousands, except for percentages)	2020	2019	(Decrease)
Qsymia—Net product revenue	$8,914	$8,423	6%
PANCREAZE/PANCREASE MT - Net product revenue	5,783	5,074	14%
License and milestone revenue	2,000	—	N/A
Supply revenue	1,823	1,604	14%
Qsymia royalty revenue	564	—	N/A
STENDRA/SPEDRA royalty revenue	547	475	15%
PANCREASE MT royalty revenue	—	570	(100)%
Total revenue	$19,631	$16,146	22%

Net product revenue

Shipments and prescriptions for net product revenue consisted of the following:

	Three Months Ended March 31,		Increase/
(in thousands, except for percentages)	2020	2019	(Decrease)
Qsymia units shipped	79	77	3%
Qsymia prescriptions dispensed	83	82	1%
PANCREAZE/PANCREASE MT units shipped	33	26	27%

Units shipped represent our direct shipments into the sales channel or to end customers through a direct-to-patient specialty pharmacy.  We are uncertain about the impacts that COVID-19 will have on our future product revenue, including its general impact on the economy and on the ability of patients to access pharmacies, retail outlets and healthcare providers.

License and milestone revenue

License and milestone revenue for the three months ended March  31, 2020 related to contractual payments due to us upon Alvogen commencing commercialization of Qsymia in South Korea. License and milestone revenues are dependent on the timing of entering into new collaborations and the timing of our collaborators meeting or being reasonably certain of meeting certain milestone events. As a result, we anticipate that our license and milestone revenue will fluctuate materially between periods.

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

Royalty revenue

We record royalty revenue related to sales of STENDRA/SPEDRA, Qsymia in South Korea and, in 2019, Canadian sales of PANCREASE MT based on reports provided by our partners. Upon taking over operations for Canadian sales for PANCREASE MT, including ownership of the Canadian inventory in the third quarter of 2019, net sales of PANCREASE MT began to be recorded as net product revenue with costs recorded as cost of goods sold. We expect STENDRA/SPEDRA royalty revenue for the next quarters to remain relatively consistent with current levels. We expect Qsymia royalty revenue to vary on a quarterly basis due to the recent launch. We are uncertain about the impacts that COVID-19 will have on our future STENDRA/SPEDRA and Qsymia royalty revenue, including its general impact on the economy and on the ability of patients to access pharmacies, retail outlets and healthcare providers.

Cost of goods sold

	Three Months Ended March 31,
	2020								2019
(In thousands, except percentages)	Qsymia		PANCREAZE		STENDRA/ SPEDRA		Total		Qsymia		PANCREAZE		STENDRA/ SPEDRA		Total
Net product revenue	$8,914		$5,783		$—		$14,697		$8,423		$5,074		$—		$13,497
Supply revenue	—		—		1,823		1,823		—		—		1,604		1,604
Total product and supply revenue	8,914	100%	$5,783	100%	$1,823	100%	$16,520	100%	$8,423	100%	$5,074	100%	$1,604	100%	$15,101	100%

Cost of goods sold (excluding amortization)	1,340	15%	$1,602	28%	$1,685	92%	$4,627	28%	$1,382	16%	$1,461	29%	$1,465	91%	$4,308	29%
Amortization of intangible assets	91	1%	3,547	61%	—	0%	3,638	22%	91	1%	3,547	70%	—	0%	$3,638	24%
Total cost of goods sold	1,431	16%	$5,149	89%	$1,685	92%	$8,265	50%	$1,473	17%	$5,008	99%	$1,465	91%	$7,946	53%

	$7,483	84%	$634	11%	$138	8%	$8,255	50%	$6,950	83%	$66	1%	$139	9%	$7,155	47%

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

Selling, general and administrative expense

	Three Months Ended March 31,		Increase/
(In thousands, except percentages)	2020	2019	(Decrease)
Selling and marketing	$4,233	$4,534	(7)%
General and administrative	6,727	5,284	27%
Total selling, general and administrative expenses	$10,960	$9,818	12%

The decrease in selling and marketing expenses in the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to the stabilization of our sales force and recurring promotional activities for Qsymia and PANCREAZE/PANREASE MT. Selling and marketing expenses are expected generally to remain stable in future quarters, exclusive of any currently-uncertain changes in order to address changing market conditions due to COVID-19.

The increase in general and administrative expenses in the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to professional fees related to our refinancing efforts. We expect general and administrative expenses to be higher in the second quarter of 2020 due to fees associated with our refinancing and restructuring efforts and to fluctuate significantly on a quarterly basis in future quarters.

Research and development expense

	Three Months Ended March 31,		Increase/
Drug Indication/Description	2020	2019	(Decrease)
(In thousands, except percentages)
Qsymia	$1,061	$692	53%
STENDRA/SPEDRA	65	41	59%
PANCREAZE/PANCREASE MT	426	642	(34)%
VI-0106	67	25	168%
Share-based compensation	33	55	(40)%
Overhead costs*	793	1,014	(22)%
Total research and development expenses	$2,445	$2,469	(1)%

*Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

The decrease in total research and development expenses in the three months ended March 31, 2020 as compared to the same period in 2019 was primarily due to completion of enrollment for Qsymia adolescent safety and efficacy study and the completion of the PANCREAZE longer shelf life formulation. We expect research and development expenses to remain stable over the remaining months of 2020 for OB-403 as we monitor patient activity as well as work on the remaining PANCREAZE post-marketing requirements.

Interest expense and other expense, net

Interest expense and other expense, net for the three months ended March  31, 2020 and 2019 was $3.2 million and $3.9 million, respectively. The decrease is due to the decrease in the principal amounts due to repurchases of our 2024 Notes in 2019. We anticipate that interest expense in future quarters could fluctuate significantly depending on possible refinancing or restructuring activities in the second quarter of 2020.

Benefit from income taxes

The benefit from income taxes for the three months ended March 31, 2020 and 2019 was $45,000 and $8,000, respectively.  Income taxes for both of the periods are primarily comprised of state taxes during the period.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on our deferred tax assets in the U.S. as of March 31, 2020. Should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Cash, cash equivalents and available for sale securities totaled $32.9 million at March 31, 2020, as compared to $32.6 million at December 31, 2019. The increase was primarily due to positive cash flows from operations.

Our investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition. From time to time, the Company may also invest its cash to retire or purchase its outstanding debt, make asset acquisitions, conduct research and development or expand the Company. Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is possible that changes in these risk factors in the near term could have an adverse material impact on our results of operations or stockholders’ deficit. Our cash and cash equivalents as of March 31, 2020 and December 31, 2019 consisted of cash deposits and money market funds.

Accounts Receivable.    We extend credit to our customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable, determined to be uncollectible, are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. Historically, we have had no significant uncollectable accounts receivable. We offer cash discounts to our customers, generally 2% of the sales price as an incentive for prompt payment. Accounts receivable (net of allowance for cash discounts) at March 31, 2020, was $24.7 million, compared to $22.3 million at December 31, 2019.

Summary Cash Flows

	Three Months Ended March 31,
	2020	2019
Cash provided by (used for):	(in thousands)
Operating activities	$114	$(6,940)
Investing activities	—	(450)
Financing activities	(52)	—

Operating Activities.    For the three months ended March 31, 2020, cash provided by operating activities resulted from our net loss as adjusted for non-cash items, in addition to increases in accounts payable and accrued and other liabilities, partially offset by increases in accounts receivable and inventories. For the three months ended March 31, 2019, cash used for operating activities resulted from our net loss as adjusted for non-cash items, including the decrease in deferred revenue, partially offset by decreases in accounts receivable and inventories and a decrease in accounts payable.

Investing Activities.    Cash used for investing activities for the three months ended March 31, 2019 resulted primarily from the net purchases from sales and maturities of our investment securities.

Financing Activities.    Cash used by financing activities for the three months ended March 31, 2020 consisted of principal payments on financing leases.

We do not currently have sufficient cash and/or credit facilities in place to pay the debt due May 1, 2020. On April 29, 2020, we entered into an agreement with IEH Biopharma LLC, which holds a principal amount of approximately $170.2 million of our Convertible Notes with a maturity date of May 1, 2020. Under the terms of the agreement, we paid IEH Biopharma $3.8 million in accrued and unpaid interest on the Convertible Notes and IEH

Biopharma granted us a 30-day grace period (if not terminated sooner pursuant to the terms of the agreement), beginning May 1, for payment of the principal amount of the Convertible Notes during which the two parties will work exclusively to attempt to restructure the outstanding principal amount of the Convertible Notes. As part of the agreement, we paid $7.5 million to settle the remaining $11.3 million in principal and $253,000 in accrued and unpaid interest held by other holders.

We are actively pursuing funding or a  restructuring of our debt, which may come through public or private debt or equity financings, collaborations or other available financing sources. Such funding may not be available on acceptable terms, or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we will not be able to continue our operations at our current level and may be required to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own. We might also be required to delay, reduce the scope of or eliminate one or more of our commercialization or development programs or obtain funds through collaborations with others that are on unfavorable terms or restructure VIVUS in other ways that may not be favorable. Even if adequate funds become available, we may need to raise additional funds in the near future to finance operations and pursue development and commercial opportunities.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences pursuant to indemnification agreements, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, stockholder suits and tax matters and as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of March 31, 2020.

Contractual Obligations

During the three months ended March 31, 2020, there were no material changes to our contractual obligations described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, filed with the SEC on March 3, 2020, other than the fulfillment of existing obligations in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Interest Rate Risk

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements and foreign currency exchange risk. Our cash and cash equivalents as of March 31, 2020 and December 31, 2019 consisted of cash deposits and money market funds. Our excess cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment.

Our market risk associated with interest rate movements is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. We had no available-for-sale securities at March 31, 2020. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with or furnish to the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. These are not the only risks and uncertainties facing VIVUS. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also have a material adverse effect on our future business operations and/or financial condition.

Risks Relating to our Capital Structure

As of March 31, 2020, we had a total of $240.7 million of outstanding debt, $181.4 million of which was due on May 1, 2020. We did not and do not have sufficient financial resources or cash flows from our business to pay our substantial debt, including the full amounts that were due on May 1, 2020 and thus are actively pursuing strategies to address this indebtedness, including transactions with our existing debtholders that restructure or refinance our debt. We may need to seek relief under the U.S. Bankruptcy Code (the “Bankruptcy Code”) or otherwise complete a restructuring transaction to address our upcoming debt maturity.

Our Convertible Notes, with a face value of $181.4 million, were due on May 1, 2020 and we were unable to repay the full principal amount of the Convertible Notes on that date. Pursuant to that certain Noteholder Agreement, dated as of April 29, 2020 (the “Noteholder Agreement”), among the Company, the trustee under the indenture governing the Convertible Notes and IEH Biopharma, a  noteholder holding approximately $170 million of our outstanding Convertible Notes with a maturity date of May 1, 2020, we were granted a grace period with respect to the payment of principal amounts owed to IEH Biopharma on May 1, 2020, subject to the terms contained in the Noteholder Agreement. Under the terms of the Noteholder Agreement, we paid IEH Biopharma $3.8 million in accrued and unpaid interest on the Convertible Notes and IEH Biopharma granted us a 30-day grace period (if not terminated sooner pursuant to the terms of the agreement), beginning May 1, for payment of the principal amount of the Convertible Notes during which the two parties will work exclusively to attempt to restructure the outstanding principal amount of the Convertible Notes. As part of the agreement, we paid $7.5 million to settle the remaining $11.3 million in principal and $253,000 in accrued and unpaid interest held by other holders. The grace period expires on the earliest of June 1, 2020 and the occurrence of certain events set forth in Section 2(b) of the Noteholder Agreement, which is included as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 1, 2020.

If we are unable to pay our debt when due, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt or equity capital on terms that may be onerous or highly dilutive. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. We may not be able to undertake any of these alternatives or engage in these activities on desirable terms, which could result in a default on our debt obligations. See “The Company has been managing its liquidity position and, while we continue to evaluate our alternatives, including to restructure or refinance our debt, if we cannot reach agreements with our existing noteholders it likely will be necessary for us to commence proceedings under Chapter 11 (“Chapter 11”) of Title 11 of the Bankruptcy Code” below.

Our unaudited condensed consolidated financial statements for the quarter ended March 31, 2020 included in this report have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s audit report on our consolidated financial statements as of and for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the SEC on March 3, 2020, as amended on April 29, 2020

(the “Form 10-K”), includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. As a result of the substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. If we cannot continue as a viable entity, our security holders may lose some or all of their investment in our Company.

The Company has been managing its liquidity position and, while we continue to evaluate our alternatives, including to restructure or refinance our debt, if we cannot reach agreements with our existing noteholders it likely will be necessary for us to commence reorganization proceedings under Chapter 11 (“Chapter 11”) of Title 11 of the Bankruptcy Code.

We are not currently generating revenue from operations that is sufficient to cover our operating expenses and do not anticipate generating revenue sufficient to offset operating costs in the next twelve months. We have incurred losses from operations since our inception and had an accumulated deficit of $917.3 million as of March 31, 2020, and we expect to incur substantial expenses and further losses in the next twelve months for the development and commercialization of our product candidates and approved products.

There are certain financial-related covenants under our Indenture dated as of June 8, 2018, as supplemented on October 11, 2018 and September 30, 2019 (the “2018 Indenture”), including requirements that we maintain certain minimum unrestricted cash equivalents and quarterly Pancreaze net sales in the amounts and for the periods provided in the 2018 Indenture.

We were unable to repay the full principal amount of the Convertible Notes on the maturity date of May 1, 2020. Pursuant to the Noteholder Agreement, we were granted a grace period with respect to the payment of principal amounts owed to IEH Biopharma on May 1, 2020, subject to the terms contained in the Noteholder Agreement. The grace period expires on the earliest of June 1, 2020 and the occurrence of certain events set forth in Section 2(b) of the Noteholder Agreement, which is included as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 1, 2020. On May 1, 2020, we settled approximately $11 million of outstanding principal amount of the Convertible Notes owed to all holders other than IEH Biopharma and approximately $4 million representing all accrued and unpaid interest payable and due on such date to all holders including IEH Biopharma. We also have other outstanding debt, including under the 2018 Indenture. Upon certain events of defaults under the terms of the applicable agreements, debtholders could exercise their rights under the Indentures to accelerate the obligations thereunder. If repayment is accelerated, it would be unlikely that we would be able to repay the outstanding amounts, including any interest.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern due to the May 2020 maturity of our Convertible Notes, recurring negative cash flows from operations and an accumulated deficit. See the Report of Independent Registered Public Accounting Firm in our Form 10-K. However, our consolidated financial statements have been prepared assuming we will continue as a going concern, and we have concluded that while there can be no assurance that our recent and future actions will be successful in mitigating the various risks and uncertainties to which we are currently subject, our current plans provide enough liquidity to enable us to meet our financial obligations over the next twelve months. Accordingly, we have been closely managing our liquidity position and continue to evaluate potential strategic and other alternatives. We continue to negotiate with our existing noteholders the terms for a restructuring of our capital structure outside of a bankruptcy court process. The negotiations could result in an agreement on the principal terms of a proposed financial restructuring of the Company, which could be implemented through an out-of-court restructuring and, in the absence of sufficient stakeholder support for an out-of-court restructuring, a plan of reorganization under Chapter 11—including possibly a prepackaged plan of reorganization.

If we are unable to reach an agreement outside of Chapter 11 that is in our best interest, it likely will be necessary for us to commence formal reorganization proceedings under Chapter 11. We anticipate that, in any such Chapter 11 proceedings, holders of our equity securities (or claims and interests with respect to, or rights to acquire, our equity securities) could be entitled to little or no recovery, and those claims and interests may be canceled for little or no consideration. If that were to occur, we anticipate that all or substantially all of the value of all investments in our equity securities would be lost and that our equity holders would lose all or substantially all of their investment.

In the event we pursue an in-court restructuring and file for relief under Chapter 11, we will be subject to the risks and uncertainties associated with Chapter 11 proceedings.

As we consider the range of alternatives to maximize value, we are concurrently negotiating with our existing noteholders the terms for their support of a financial restructuring through a prepackaged plan of reorganization under Chapter 11. In the event we pursue the in-court restructuring and file for relief under Chapter 11, our operations, our ability to develop and execute our business plan and our continuation as a going concern will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: the high costs of bankruptcy proceedings and related fees; our ability to maintain the listing of our Common Stock on the Nasdaq Global Select Stock Market; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing; our ability to maintain our relationships with our lenders, counterparties, vendors, suppliers, employees and other third parties; our ability to maintain contracts that are critical to our operations on reasonably acceptable terms and conditions; the ability of third parties to use certain limited safe harbor provisions of the Bankruptcy Code to terminate contracts without first seeking bankruptcy court approval; and the actions and decisions of our existing noteholders and other third parties who have claims and/or interests in our Chapter 11 proceedings that may be inconsistent with our operational and strategic plans.

We may not be able to obtain sufficient stakeholder support for a financial restructuring of the Company.

There can be no assurance that a proposed financial restructuring of the Company will receive the necessary level of support to be implemented either through an out-of-court restructuring or an in-court-restructuring. The success of any restructuring will depend on the willingness of existing noteholders to agree to the exchange or modification of their claims, and if applicable, approval by the bankruptcy court, and there can be no guarantee of success with respect to those matters. If we reach an agreement with our existing noteholders, we may receive objections to the terms of the transactions contemplated by such agreement, including objection to the confirmation of any plan of reorganization from various stakeholders in any Chapter 11 proceedings. We cannot predict the impact that any objection or third-party motion may have on a bankruptcy court’s decision to confirm a plan of reorganization or our ability to complete an in-court restructuring as contemplated by such agreement or otherwise. Any objection may cause us to devote significant resources in response which could materially and adversely affect our business, financial condition and results of operations.

The pursuit of the restructuring of our capital structure has consumed, and compliance with the terms thereof will consume, a substantial portion of the time and attention of our management, which may have a material adverse effect on our business and results of operations.

It is impossible to predict with certainty the amount of time and resources necessary to successfully implement a financial restructuring of the Company, particularly if we must proceed with an in-court restructuring. Compliance with the terms of any agreement with our existing noteholders will involve additional expense and our management will be required to spend a significant amount of time and effort focusing on the proposed transactions. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations. Furthermore, any loss of key personnel, significant employee attrition or material erosion of employee morale could negatively impact our ability to effectively conduct our business, and could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our business and on our financial condition and results of operations.

Our inability to effectuate a satisfactory financial restructuring transaction could have a material adverse effect on us.

If we are unable to effectuate a satisfactory financial restructuring transaction, the adverse pressures we have recently experienced with respect to our:

•	relationships with counterparties and key stakeholders who are critical to its business;
•	ability to access the capital markets;

•	ability to execute on its operational and strategic goals;
•	ability to recruit and/or retain key personnel; and
•	business, prospects, results of operations and liquidity generally,

are expected to continue and potentially intensify and could have a material adverse effect on our business, prospects, results of operations, liquidity and financial condition.

Even if a restructuring or refinancing is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if a financial restructuring or refinancing is consummated, whether by means of an out-of-court agreement or restructuring or an in-court restructuring, we will continue to face a number of risks, including our ability to repay our remaining debt, implement our strategic initiatives and bring our products to market. Accordingly, we cannot guarantee that the proposed financial restructuring will achieve our stated goals nor can we give any assurance of our ability to continue as a going concern.

In the event that we commence proceedings under Chapter 11, trading in our Common Stock will be highly speculative and pose substantial risks.

We anticipate that, in any such Chapter 11 proceedings, holders of our Common Stock (or claims and interests with respect to, or rights to acquire, our equity securities) would be entitled to little or no recovery, and those claims and interests may be canceled for little or no consideration. If that were to occur, we anticipate that all or substantially all of the value of all investments in our equity securities would be lost and that our equity holders would lose all or substantially all of their investment. Trading prices and volume in our Common Stock may bear little or no relationship during Chapter 11 proceedings to any actual recovery. Accordingly, we urge extreme caution with respect to existing and future investments in our Common Stock.

If we fail to maintain compliance with the continued listing standards of the Nasdaq Global Select Market (“Nasdaq”), it may result in the delisting of our common stock from Nasdaq and have other negative implications under our material agreements with lenders and counterparties.

Our Common Stock is currently listed and traded on Nasdaq. If we are unable to maintain compliance with the minimum listing standards of Nasdaq, including those standards relating to our stock price, stockholders’ equity and market value, in each case, as determined under Nasdaq rules, we may receive a notice of non-compliance and be subject to delisting proceedings. If we are unable to cure any event of noncompliance with any continued listing standard of Nasdaq within the applicable timeframe and other parameters set forth by Nasdaq, or if we fail to maintain compliance with certain continued listing standards that do not provide for a cure period, it will result in the delisting of our common stock from Nasdaq, which could negatively impact the trading price, trading volume and liquidity of, and have other material adverse effects on, our common stock. If our common stock is delisted from the Nasdaq, this could also have negative implications on our business relationships under our material agreements with lenders and other counterparties.

Further, if we commence Chapter 11 proceedings, our shares of common stock will likely be delisted from trading on Nasdaq. Nasdaq rules provide that securities of a company that trades on Nasdaq may be delisted in the event that such company seeks bankruptcy protection. In response to a Chapter 11 filing, Nasdaq would likely issue a delisting letter immediately following such a filing. If Nasdaq issued such a letter, we would have the opportunity to appeal the determination during which time the delisting would be stayed, but if we did not appeal or otherwise were not successful in our appeal, our Common Stock would soon thereafter be delisted and our Common Stock could be traded in the over-the-counter markets.

Risks Relating to our Business

We are dependent on the continued functioning of our supply chain and distribution networks and our sales force as well as the financial stability of our customers, all of which have been and may continue to be impacted by the COVID-19 pandemic in a manner that could materially adversely affect our business, financial condition or results of operations.

The COVID-19 pandemic has resulted in widespread impact and disruption to domestic and worldwide economic activity. Estimates for U.S. and global macroeconomic growth from many market participants and researchers have been reduced as a result of the COVID-19 pandemic, which have had and may continue to have a corresponding negative effect on our sales activity and revenue. The virus continues to spread globally and has spread significantly around the world, including throughout the United States. The disruptive impact of this pandemic has been and will likely continue to be extensive and will likely continue to result in appreciable disruptions to the domestic and global economies, as well as financial and capital markets around the world. With the spread of COVID-19 to the United States and other countries, it is unclear how economic activity will be impacted on a long-term basis. Companies worldwide, including pharmaceutical and medical suppliers, have been required, including in many instances due to government orders, to reduce or cease activity at their facilities and to mandate that, if applicable, employees work from home or not come into their offices or facilities. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Regions around the world, including the U.S., China, South Korea, Japan, Canada and countries in the EU, have reported significant effects of the spread of COVID-19 as of April 2020. Related disruption and public health risks in these regions could materially adversely affect our business, including:

•	in the U.S. and Canada, product revenue from sales of Qsymia and PANCREAZE/PANREASE MT
•	in the U.S., the ability of our partners to produce API and capsules of Qsymia
•

in the EU, royalties received on sales of STENDRA/SPEDRA under our license agreement with Menarini, the production of the API and tablets for our drug avanafil by Sanofi Chimie and Sanofi Winthrop Industrie and the production of our drug PANCREAZE/PANCREASE MT by Nordmark; and

•	in South Korea, royalties received on sales of Qsymia under the Alvogen License Agreement.

Specifically, the COVID-19 pandemic may negatively affect demand for our products, including by limiting the ability of our sales personnel to maintain their customary contacts with customers for a period of time. We may also find that suppliers and distributors will have to prioritize their workload and may be forced to slow their activities as a result of COVID-19. As a result, we cannot assure you that our sales force or distributors will increase or maintain our current levels of unit sales or increase or maintain our current unit pricing, which, in turn, could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, there is a risk that our business counterparties and distributors in the U.S. and internationally will no longer be financially viable due to the impact of COVID-19.

We may also experience material and unpredictable reductions in demand for certain products as our health care customers and health care facilities re-prioritize the treatment of patients and divert resources away from non-COVID-19-related activities. Further, as a result of COVID-19, our customers and vendors may experience financial difficulties, which may adversely impact their ability to purchase our products or pay for our products on a timely basis, if at all.

The execution of clinical studies may be materially adversely impacted by COVID-19.

Our ongoing and future business prospects are highly dependent on generating, collecting and disseminating data pursuant to clinical trials. Clinical trials may be materially impacted by the COVID-19 pandemic as hospitals prioritize treating COVID-19 patients and other acute conditions. Delays in the initiation of sites or enrollment of patients in these and other clinical studies, may have a material adverse effect on our results of operations and future business prospects. In addition, if patients enrolled in ongoing studies cannot be seen by personnel at investigational sites, there may be an adverse effect on our ability to properly collect the data necessary to achieve study objectives.

Our ability to raise capital may be materially adversely impacted by the COVID-19 pandemic.

Any sustained disruption in the capital markets from the COVID-19 pandemic could negatively impact our ability to raise capital. We cannot predict when the macro-economic disruption stemming from COVID-19 will begin to diminish or when the economy will return to pre-pandemic levels, if at all. If the macro-economic disruption continues for a prolonged period, additional capital may not be available on acceptable terms, or at all. The impact of COVID-19 on domestic and worldwide economic activity generally, and its effect on our sales force, supply chain, distribution networks, clinical studies, healthcare facilities and our customers are uncertain at this time and could have a material adverse effect on our results, especially to the extent theses effects persist or exacerbate over an extended period of time.

The value of our long-lived intangible assets may be materially impaired as a result of COVID-19.

A significant portion of our assets consists of intangible assets and fixed assets, the carrying value of which may be reduced if we determine that those assets are impaired. Our intangible and fixed assets have finite useful lives and are amortized or depreciated over their useful lives on a straight-line basis over the expected period of benefit. The underlying assumptions regarding the estimated useful lives of these intangible assets are reviewed quarterly and more often if an event or circumstance occurs making it likely that the carrying value of the assets may not be recoverable and are adjusted through accelerated amortization if necessary. Whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, we test intangible assets for impairment based on estimates of future cash flows. Based upon the ultimate scope and scale of the COVID-19 global pandemic, there may be materially negative impacts to the assumptions made with respect to our goodwill and other long-lived intangible assets that could result in an impairment of such assets.

Our worldwide operations and sales and the markets in which we operate are subject to public health risks, including due to COVID-19, which could have a material adverse effect on us.

Public health issues, including the ongoing impact of COVID-19, and any other possible pandemic or the outbreak of other contagious diseases such as avian influenza, measles or Ebola, whether in the United States or other countries and regions in which we operate, sell our products or are seeking regulatory approval, could cause damage or disruption to the Company or our partners, suppliers and customers, or could create political or economic instability, any of which could harm our financial condition and operating results. Regions around the world, including the U.S., China, South Korea, Japan, Canada and countries in the EU, have reported significant effects of the spread of COVID-19 as of April 2020, as discussed above under “We are dependent on the continued functioning of our supply chain and distribution networks and our sales force as well as the financial stability of our customers, all of which have been and may continue to be impacted by the COVID-19 pandemic in a manner that could materially adversely affect our business, financial condition or results of operations.”

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

In 2018, former executives of Willow Biopharma Inc. joined our management team, including John Amos as our Chief Executive Officer, M. Scott Oehrlein as our Chief Operations Officer and Kenneth Suh as our President. On October 2, 2019, we and Messrs. Suh and Oehrlein agreed that they would leave the Company, effective October 31, 2019. Their responsibilities were assumed by current employees. On October 28, 2019, Eric W. Roberts and Allan L. Shaw notified us of their decision to resign from our Board of Directors, effective immediately. If we are unable to successfully navigate recent changes to our Board of Directors and senior management, our business, financial condition and results of operations could be harmed.

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

Changes to our strategic business plan, including in connection with our consideration of alternatives for the Company, including to restructure or refinance our debt, may cause uncertainty regarding the future of our business, and may adversely impact employee hiring and retention, our stock price, and our revenue, operating results, and financial condition.

In 2018, we initiated a business turnaround plan. These changes, and the potential for additional changes to our management, organizational structure and strategic business plan, including in relation to our consideration of alternatives, including to restructure or refinance our debt, may cause speculation and uncertainty regarding our future business strategy and direction. These changes may cause or result in:

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

We rely on our collaboration partners, including Alvogen, Menarini and Metuchen, to successfully commercialize Qsymia and STENDRA/SPEDRA in their respective territories, including obtaining and maintaining any necessary approvals and we cannot assure you that they will be successful. Our dependence on our collaborative arrangements for the commercialization of Qsymia and STENDRA/SPEDRA, including our license agreements with Alvogen, MTPC, Menarini and Metuchen, subject us to a number of risks, including the following:

•

we may not be able to control the commercialization of our drug products in the relevant territories, including strategic commercialization activities and the amount, timing and quality of resources that our collaborators may devote to our drug products;

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

The Tax Cuts and Jobs Act made substantial changes to the Internal Revenue Code, effective January 1, 2018, some of which could have an adverse effect on our business. In addition to reducing the top corporate income tax rate, changes that could impact our business in the future include (i) eliminating the ability to utilize net operating loss carryforwards (“NOLs”) to reduce income in prior taxable years and limiting the utilization of NOLs generated after December 31, 2017, which could affect the timing of our ability to utilize NOLs, and (ii) limiting the amount of business interest expense that can be deducted. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020, (i) NOLs generated after December 31, 2017 and before January 1, 2021 are permitted to be carried back to reduce income for the prior five taxable years, and the taxable income limitation on the utilization of NOLs has been repealed with respect to NOLs carried to taxable years beginning before December 31, 2020, and (ii) the limitation on the deductibility of business interest expense has been increased for taxable years beginning in 2019 and 2020.

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

We, through Alvogen, Menarini, Metuchen and any potential future collaborators in certain territories, intend to manufacture, market, and distribute Qsymia and STENDRA/SPEDRA outside the U.S. We expect that we will be subject to additional risks related to conducting business internationally, including:

•	business and financial impacts caused by the COVID-19 pandemic internationally and other current or future public health risks;
•	different regulatory requirements for drug approvals in foreign countries, as previously noted;
•	differing U.S. and foreign drug import and export rules;
•	reduced protection for intellectual property rights in some foreign countries;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	different reimbursement systems;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incidental to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•	production shortages resulting from events affecting raw material supply or manufacturing capabilities abroad;
•	potential liability resulting from development work conducted by these distributors; and
•	business interruptions resulting from geopolitical actions, including war, terrorism, pandemics or natural disasters.

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

If we are unable to maintain or enter into agreements with suppliers or our suppliers fail to supply us with the API for our products, bulk products or finished products or if we rely on single-source suppliers, we may experience delays in commercializing our products.

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

We currently do not have any manufacturing facilities and intend to continue to rely on third parties for the supply of the API and bulk product, as well as for the supply of starting materials. However, we cannot be certain that we or our suppliers will be able to obtain or maintain the necessary regulatory approvals or registrations for these suppliers in a timely manner or at all.

Sanofi Chimie manufactures and supplies the API for avanafil on an exclusive basis in the U.S. and other territories and on an exclusive basis in Europe, including the EU, Latin America and other territories. Sanofi Winthrop Industrie manufactures and supplies the avanafil tablets on an exclusive basis in the U.S. and other territories and on an exclusive basis in Europe, including the EU, Latin America and other territories. We have entered into supply agreements with Menarini and Metuchen under which we are obligated to supply them with avanafil tablets. If we are unable to maintain a reliable supply of avanafil API from Sanofi Chimie or tablets from Sanofi Winthrop Industrie or if our collaborators fail to satisfy their minimum purchase obligations, we may be unable to satisfy our obligations under these supply agreements in a timely manner or at all, and we may, as a result, be in breach of one or both of these agreements.

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

Upon receiving approval to market Qsymia, FDA required that we perform additional studies of Qsymia including a cardiovascular outcome trial (“CVOT”). We previously estimated the cost of a CVOT as currently designed to be between $180.0 million and $220.0 million incurred over a period of approximately five years. We have held several meetings with FDA to discuss alternative strategies for obtaining cardiovascular (“CV”) outcomes data that would be substantially more feasible and that ensure timely collection of data to better inform on the CV safety of Qsymia. In September 2013, we submitted a request to the EMA for Scientific Advice, a procedure similar to the U.S. Special Protocol Assessment process, regarding use of a pre-specified interim analysis from the CVOT to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease. Our request was to allow this interim analysis to support the resubmission of an application for a marketing authorization for Qsymia for treatment of obesity in accordance with the EU centralized marketing authorization procedure. We received feedback in 2014 from the EMA and the various competent authorities of the EU Member States. We worked with cardiovascular and epidemiology experts in exploring alternate solutions to demonstrate the long-term cardiovascular safety of Qsymia. After reviewing a summary of Phase 3 data relevant to CV risk and post-marketing safety data, the cardiology experts noted that they believe there was an absence of an overt CV risk signal and indicated that they did not believe a randomized placebo-controlled CVOT would provide additional information regarding the CV risk of Qsymia. The epidemiology experts maintained that a well-conducted retrospective observational study could provide data to further inform on potential CV risk. We worked with the expert group to develop a protocol and conduct a retrospective observational study. We have submitted information from the retrospective observational study to FDA in support of a currently pending supplemental New Drug Application (“sNDA”) seeking changes to the Qsymia label. In January 2019, FDA suggested a study designed to evaluate the effect of Qsymia on ambulatory blood pressure. We have submitted a draft protocol based on FDA input for review and believe this study could provide us with new data to further inform our dialogue with FDA regarding our CVOT.  Although we and consulted experts believe there is no overt signal for CV risk to justify the CVOT, we are committed to working with FDA to reach a resolution that provides FDA with additional CV safety data. There is no assurance, however, that FDA will accept any measures short of those specified in the CVOT to satisfy this requirement.

As for the EU, we have submitted Qsymia to certain European regulatory agencies in Sweden, Denmark, Finland, Iceland, Norway, and Poland (the “Concerned Member States”) on a decentralized basis, with Sweden acting as the lead Concerned Member State, or also known as the Reference Member State. Even if FDA were to determine that a CVOT is no longer necessary, there would be no assurance that the Concerned Member States would reach the same conclusion. There can be no assurance that we will be successful in obtaining FDA or Concerned Member States agreement that we have demonstrated the long-term cardiovascular safety of Qsymia. Furthermore, there can be no assurance that FDA or the Concerned Member States will not request or require us to provide additional information or undertake additional preclinical studies and clinical trials or retrospective observational studies.

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

Risks Relating to our Financial Position and Need for Financing

We require additional capital for our debt servicing requirements and future operating plans, and we may not be able to secure the requisite additional funding on acceptable terms, or at all, which would not allow us to continue our operations at current levels or continue as a going concern and may force us to delay, reduce or eliminate commercialization or development efforts.

We continue to actively pursue funding, which may come through public or private financings, collaborations or other available financing sources in order to service our existing debt, including the maturity of our Convertible Notes, to fund our operations and to pursue development and commercial opportunities. Such funding may not be available on acceptable terms, or at all. In the event that we need to commence Chapter 11 proceedings, we may seek debtor-in-possession financing, if available or offered on terms that are acceptable to us and to the Bankruptcy Court. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we will not be able to continue our operations at our current level, or at all, and we may be required to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own. We might also be required to delay, reduce the scope of or eliminate one or more of our commercialization or development programs or obtain funds through collaborations with others that are on unfavorable terms or restructure the Company in other ways that may not be favorable. Even if adequate funds become available, we may need to raise additional funds in the near future to finance our operations and pursue development and commercial opportunities.

Our independent registered public accounting firm’s audit report on our consolidated financial statements as of and for the year ended December 31, 2019 included in our Form 10-K includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our security holders may lose some or all of their investment in our Company.

Our future capital requirements will depend upon numerous factors, including:

•	our ability to refinance or restructure our Convertible Notes during the grace period set forth in the Noteholder Agreement;
•	our ability to expand the use of Qsymia and PANCREAZE;
•	the costs to commercialize PANCREAZE;
•	our ability to obtain marketing authorization by the EC for Qsymia in the EU and other territories;
•	our ability to manage costs;
•	the cost required to maintain the REMS program for Qsymia;
•	the cost, timing and outcome of the post-approval clinical studies FDA has required us to perform as part of the approval for Qsymia;
•	our ability, along with our collaboration partners, to successfully produce and commercialize STENDRA/SPEDRA;
•	our ability to successfully commercialize STENDRA/SPEDRA through a third party in other territories in which we do not currently have a commercial collaboration;
•	the progress and costs of our research and development programs;
•	the costs associated with obtaining, developing and marketing any new development assets;
•	the scope, timing, costs and results of pre-clinical, clinical and retrospective observational studies and trials;

•	the cost of access to electronic records and databases that allow for retrospective observational studies;
•	patient recruitment and enrollment in future clinical trials;
•	the costs involved in seeking regulatory approvals for future drug candidates;
•	the costs involved in filing and pursuing patent applications, defending and enforcing patent claims;
•	the establishment of collaborations, sublicenses and strategic alliances and the related costs, including milestone payments;
•	the cost of manufacturing and commercialization activities and arrangements;
•	the level of resources devoted to our future sales and marketing capabilities;
•	the cost, timing and outcome of litigation, if any;
•	the impact of healthcare reform, if any, imposed by the federal government; and
•	the activities of competitors.

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

We were unable to repay the full principal amount of the Convertible Notes on the maturity date of May 1, 2020. Pursuant to the Noteholder Agreement, we were granted a grace period with respect to the payment of principal amounts owed to IEH Biopharma on May 1, 2020, subject to the terms contained in the Noteholder

Agreement. The grace period expires on the earliest of June 1, 2020 and the occurrence of certain events set forth in Section 2(b) of the Noteholder Agreement, which is included as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 1, 2020. On May 1, 2020, we settled approximately $11 million of outstanding principal amount of the Convertible Notes owed to all holders other than IEH Biopharma and approximately $4 million representing all accrued and unpaid interest payable and due on such date to all holders including IEH Biopharma.

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

As of March 31, 2020, we had $32.9 million in cash and cash equivalents, and had no available-for-sale securities. While our excess cash balances are typically invested in money market, U.S. Treasury securities and corporate debt securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. To the extent we determine to invest any excess funds in debt securities with maturities greater than money market securities, those investments may be subject to the loss of principal if interest rates change and we are required to liquidate the position prior to maturity. If we invest in corporate debt securities, we are also subject to credit risk and the loss of principal if credit ratings change. Further, institutional money market funds are required by rules of the SEC to mark their portfolio to market and are no longer permitted to issue and redeem shares at a constant net asset value, typically $1 per share.

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

We have an accumulated deficit of $917.2 million as of March 31, 2020, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $917.2 million for the period from our inception through March 31, 2020, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income may be limited.

As of December 31, 2019, we had approximately $648.5 million and $278.2 million of total federal and state NOLs, respectively, with which to offset our future taxable income. Utilization of our NOLs and certain other tax attributes, may be subject to substantial limitations provided by the Internal Revenue Code and similar state provisions to the extent certain changes in our stock ownership occur. Such limitations could result in the expiration of all or part of our tax attributes before utilization. The tax attributes reflected above have not been reduced by any limitations. In particular, we face the risk that our ability to use our tax attributes will be substantially restricted if we undergo an “ownership change” as defined in Section 382 of the U.S. Internal Revenue Code (“Section 382”). An ownership change under Section 382 would occur if “5-percent shareholders,” within the meaning of Section 382, collectively increased their ownership in the Company by more than 50 percentage points over a rolling three-year period. We completed a study in April 2020 to assess whether any ownership change has occurred and believe that, taking into account the registered direct offering of 7,218,750 shares of our common stock that we completed on April 3, 2020, we have not undergone an ownership change that limits the use of our NOLs and other tax attributes. If we have undergone an ownership change or undergo an ownership change in the future, our NOL carryforwards and certain other tax attributes may not be available, or their utilization could be subject to an annual limitation under Section 382. A full valuation allowance has been provided against our NOL carryforwards, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Accordingly, there would be no impact on the consolidated balance sheet or statement of operations.

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

The market price of our common stock has been volatile and is likely to continue to be so. The market price of our common stock may fluctuate due to factors including, but not limited to:

•	our ability to refinance or restructure our Convertible Notes during the grace period set forth in the Noteholder Agreement;
•	our ability to meet the expectations of investors related to the production and commercialization of Qsymia, PANCREAZE and STENDRA;
•	our ability to find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience;
•	our ability to obtain marketing authorization for our products in foreign jurisdictions, including authorization from the EC for Qsymia in the EU;
•	the costs, timing and outcome of post-approval clinical studies which FDA has required us to perform as part of the approval for Qsymia and STENDRA;
•	the cost required to maintain the REMS program for Qsymia;
•	results within the clinical trial programs for Qsymia and STENDRA or other results or decisions affecting the development of our investigational drug candidates;
•	announcements of technological innovations or new products by us or our competitors;
•	approval of, or announcements of, other anti-obesity compounds in development;
•	publication of generic drug combination weight loss data by outside individuals or companies;
•	actual or anticipated fluctuations in our financial results;
•	our ability to obtain needed financing;
•	sales by insiders or major stockholders;
•	economic conditions in the U.S. and abroad;
•	the volatility and liquidity of the financial markets;
•	comments by or changes in assessments of us or financial estimates by security analysts;
•	negative reports by the media or industry analysts on various aspects of our products, our performance and our future operations;
•	the status of the CVOT and our related discussions with FDA;
•	adverse regulatory actions or decisions;
•	any loss of key management;
•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	discussions about us or our stock price by the financial and scientific press and in online investor communities;
•	trading activity by highly technical investors utilizing sophisticated algorithms and high frequency trading;
•	investment activities employed by short sellers of our common stock;
•	developments or disputes concerning patents or other proprietary rights;
•	reports of prescription data by us or from independent third parties for our products;
•	licensing, product, patent or securities litigation; and
•	public concern as to the safety or efficacy of our drugs or future investigational drug candidates developed by us.

Moreover, in the event that we commence Chapter 11 proceedings, we anticipate that holders of our equity securities (or claims and interests with respect to, or rights to acquire, our equity securities) could be entitled to little or no recovery, and those claims and interests may be canceled for little or no consideration. If that were to occur, we anticipate that all or substantially all of the value of all investments in our equity securities would be lost and that our equity holders would lose all or substantially all of their investment.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

VIVUS, INC.

INDEX TO EXHIBITS

1.	2.	3.
EXHIBIT NUMBER		DESCRIPTION

3.1(1)		Amended and Restated Certificate of Incorporation of the Registrant, as amended and restated through September 10, 2018.

3.2(2)		Amended and Restated Bylaws of the Registrant, as further amended.

3.3(3)		Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(4)		Specimen Common Stock Certificate of the Registrant.

4.2(5)		Description of Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934.

4.3(6)		Preferred Stock Rights Agreement, dated as of December 30, 2019, between the Registrant and Computershare Trust Company, N.A.

4.4(7)		Indenture dated as of May 21, 2013, by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee.

4.5(8)		Form of 4.50% Convertible Senior Note due May 1, 2020 (included in Exhibit 4.4).

4.6(9)		Warrant to Purchase Shares of Common Stock issued to Torreya Capital, LLC dated February 23, 2018.

4.7(10)		Indenture, dated as of June 8, 2018, among the Registrant, the other guarantors from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent.

4.8(11)		Form of 2024 Note (included in Exhibit 4.7).

4.9(12)		Form of Athyrium Warrant, dated as of June 8, 2018.

4.10(13)#		Form of Warrant to be issued by the Registrant to certain shareholders of Willow Biopharma Inc.

4.11(14)		First Supplemental Indenture, dated as of October 11, 2018, among the Registrant, as issuer and U.S. Bank National Association, as trustee and collateral agent.

4.12(15)		Second Supplemental Indenture, dated as of September 30, 2019, among the Registrant, as issuer and U.S. Bank National Association, as trustee and collateral agent.

10.1(16)		Equity Distribution Agreement, dated as of March 6, 2020, between the Registrant and Piper Sandler & Co.

31.1*		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in eXtensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes.

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
(4)

Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, filed with the SEC on April 16, 1997  (File No. 000-23490).

(5)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 3, 2020 (File No. 001-33389).
(6)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 31, 2019 (File No. 001-33389).
(7)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2013 (File No. 001-33389).
(8)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2013 (File No. 001-33389).
(9)	Incorporated by reference to Exhibit 4.5 filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2018 (File No. 001-33389).
(10)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 11, 2018 (File No. 001-33389).
(11)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 11, 2018 (File No. 001-33389).
(12)	Incorporated by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 11, 2018 (File No. 001-33389).
(13)	Incorporated by reference to Exhibit 4.9 filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018 (File No. 001-33389).
(14)	Incorporated by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2018 (File No. 001-33389).
(15)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2019 (File No. 001-33389).
(16)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2020 (File No. 001-33389).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2020	VIVUS, Inc.

/s/ John P. Amos
John P. Amos
Chief Executive Officer

/s/ Mark K. Oki
Mark K. Oki
Senior Vice President, Chief Financial Officer and Chief Accounting Officer